Form 10-Q
period 1996-03-30
DANSKIN INC
filed 1996-05-14
CIK 889299

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 30, 1996
                                    --------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number      0-20382
                            -------

                                  Danskin, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            62-1284179
- -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    111 West 40th Street, New York, NY 10018
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (212) 764-4630
                          ------------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -----          -----

         The number of shares outstanding of the issuer's Common Stock, $.01 par value as of April 30, 1996, excluding 1,000 shares held by a subsidiary:
5,956,839.

                         DANSKIN, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                              ENDED MARCH 30, 1996

                                      INDEX

                                                                                            Page No.
                                                                                            --------

PART I -          FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)

                           Consolidated Condensed Balance Sheets (Unaudited)
                                    as of December 30, 1995 and March 30, 1996                 3

                           Consolidated Condensed Statements of Operations (Unaudited)
                                    for the Fiscal Three Month Periods Ended
                                    March 25, 1995 and March 30, 1996                          4

                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                    for the Fiscal Six Month Periods Ended
                                    March 25, 1995 and March 30, 1996.                         5

                           Notes to Consolidated Condensed Financial
                                    Statements                                               6-11


         Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                     12-15


PART II -         OTHER INFORMATION

         Item 1.                    Legal Proceedings

         Item 4.                    Submission of Matters to a Vote of Security Holders      16

         Item 6.                    Exhibits and Reports on Form 8-K                         16



SIGNATURES                                                                                   17

PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements


                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                               December 30, 1995    March 30, 1996
                                                                  (Unaudited)         (Unaudited)
                                                               -----------------    --------------
         ASSETS

         Current assets:
            Cash and cash equivalents....................             $1,143,000        $1,496,000
            Accounts receivable, less allowance for
               doubtful accounts of $1,631,000 at
               December 1995 and $1,697,000 at March 1996             14,631,000        18,312,000
            Inventories..................................             30,849,000        31,033,000
            Prepaid expenses and other current assets....              3,360,000         3,059,000
                                                               -----------------    --------------
               Total current assets......................             49,983,000        53,900,000
                                                               -----------------    --------------

         Property, plant and equipment - net of
            accumulated depreciation and amortization of
            $5,849,000 at December 1995 and $6,365,000 at
            March 1996...................................             10,632,000        10,188,000
         Deferred income tax benefits....................              3,900,000         3,900,000
         Other assets....................................              3,227,000         3,185,000
                                                               -----------------    --------------
          Total Assets...................................            $67,742,000       $71,173,000
                                                               =================    ==============


         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Revolving loan payable.......................             $4,101,000        $8,774,000
            Current portion of long-term debt............                334,000           334,000
            Accounts payable.............................              9,361,000         9,814,000
            Accrued expenses.............................             10,531,000        10,779,000
                                                               -----------------    --------------
               Total current liabilities.................             24,327,000        29,701,000
                                                               -----------------    --------------

         Subordinated convertible debentures.............              5,000,000         5,000,000
         Long-term debt, net of current maturities.......             31,666,000        31,666,000
         Accrued pension costs...........................              5,230,000         5,206,000
                                                               -----------------    --------------
                                                                      41,896,000        41,872,000
                                                               -----------------    --------------

         Total Liabilities...............................             66,223,000        71,573,000
                                                               -----------------    --------------

         Commitments and contingencies

         Stockholders' (deficiency) equity:
            Preferred Stock, $.01 par value, 10,000 shares
              authorized, 5,922,375 shares...............                    ---               ---
            Common Stock, $.01 par value, 20,000,000
               shares authorized, 5,922,375 shares issued
               at December  1995 and 5,957,273 shares
               issued at March 1996, less 1,000 shares
               held by subsidiary........................                 59,214            59,563
            Additional paid-in capital...................             13,849,786        13,967,437
            Warrants outstanding.........................                764,000           764,000
            Accumulated deficit..........................            (11,154,000)      (13,191,000)
            Minimum pension liability adjustment.........             (2,000,000)       (2,000,000)
                                                               -----------------    --------------
              Total Stockholders' (Deficiency) Equity....              1,519,000          (400,000)
                                                               -----------------    --------------
         Total Liabilities and Stockholders' Equity......            $67,742,000       $71,173,000
                                                               =================    ===============



      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

Item 1.           Financial Statements (continued)

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                  Fiscal Three Months  Ended
                                               ---------------------------------

                                               March 25, 1995     March 30, 1996
                                                 (Unaudited)        (Unaudited)
                                               --------------     --------------
Net revenues ...............................     $ 32,151,000      $ 31,421,000
Cost of goods sold .........................       21,937,000        21,032,000
                                               --------------     --------------
   Gross profit ............................       10,214,000        10,389,000


Selling, general and administrative expenses       11,327,000        11,061,000
Non-recurring charges ......................        2,498,000                 0
Provision for doubtful accounts receivable..          716,000           138,000
Interest expense ...........................        1,244,000         1,164,000
                                               --------------     --------------
                                                   15,785,000        12,363,000
                                               --------------     --------------

Loss before income tax provision (benefit)..       (5,571,000)       (1,974,000)

Provision (benefit) for income taxes .......         (199,000)           63,000
                                               --------------     --------------
Net loss ...................................      ($5,372,000)      ($2,037,000)
                                               ==============     =============



Primary loss per common share ..............           ($0.91)           ($0.34)
                                               ==============     =============
Weighted average number of common share ....        5,919,000         5,933,000
                                               ==============     =============


      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

Item 1.          Financial Statements (continued)

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                     Fiscal Three Months Ended
                                                                                                ------------------------------------
                                                                                                March 25, 1995        March 30, 1996
                                                                                                  (unaudited)            (unaudited)
                                                                                                ---------------       --------------
Cash Flows From Operating Activities:
  Net  loss ..........................................................................           ($5,372,000)           ($2,037,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization ....................................................               697,000                653,000
    Write-off of certain trademarks and other long-term assets .......................             1,243,000                   --
    Provision for doubtful accounts receivable .......................................               716,000                138,000
    Deferred income taxes ............................................................              (375,000)                  --
    Changes in operating assets and liabilities:
       Increase in accounts receivable ...............................................              (712,000)            (3,819,000)
      (Increase) decrease in inventories .............................................             1,625,000               (184,000)
       Decrease in prepaid expenses and other current assets .........................             2,068,000                301,000
      Increase (decrease) in accounts payable ........................................            (1,425,000)               453,000
      Increase in accrued expenses ...................................................             1,307,000                349,000
      Financing costs incurred .......................................................               (57,000)              (119,000)
                                                                                                 -----------            -----------
        Net cash from (used in) operating activities .................................              (285,000)            (4,265,000)
                                                                                                 -----------            -----------

Cash Flows From Investing Activities:
  Capital expenditures ...............................................................              (164,000)               (72,000)

Cash Flows From Financing Activities:
  Net  receipts under revolving loan payable .........................................             1,991,000              4,673,000
  Payments of long-term debt .........................................................              (357,000)                  --
  Net proceeds from sale of common stock to Savings Plan .............................                24,000                 40,000
  Purchase and retirement of common stock ............................................               (19,000)               (23,000)
                                                                                                 -----------            -----------
        Net cash provided by (used in) financing activities ..........................             1,639,000              4,690,000
                                                                                                 -----------            -----------
Net Increase  in Cash and Cash Equivalents ...........................................             1,190,000                353,000
Cash and Cash Equivalents, Beginning of Period .......................................             1,842,000              1,143,000
                                                                                                 -----------            -----------
Cash and Cash Equivalents, End of Period .............................................           $ 3,032,000            $ 1,496,000
                                                                                                 ===========            ===========
Supplemental Disclosures of Cash Flow Information:

     Interest paid ...................................................................           $ 1,105,000            $ 1,015,000
                                                                                                 ===========            ===========
     Income taxes paid ...............................................................           $    36,082            $    21,000
                                                                                                 ===========            ===========
     Income taxes received ...........................................................           ($  627,000)                  --
                                                                                                 ===========            ===========

The Company contributed 29,629 of its common shares to the Danskin, Inc. Savings Plan in March 1996.


      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

Item 1.           Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements

         1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 30, 1996, as well as its results of operations and cash flows for the fiscal three months ended March 30, 1996 and March 25, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

                  The Company designs, manufactures, distributes and markets several leading brands of women's activewear clothing, dance wear, tights and legwear. Danskin'r', Dance France'r' and Round-the-Clock'r' are the Company's principal proprietary brands. The Company also manufactures Givenchy'r', Anne Klein'r' and other licensed hosiery brands and exercise clothing pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company also currently operates 43 factory outlet and two full price retail stores in 19 states.

         2. On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8,000,000 of revolving credit balances into term obligations. Total term debt obligations aggregated $22,000,000 after the Restructuring, and remained at this level as of March 30, 1996. Scheduled quarterly payments commence in September 1996 ranging from $333,000 to $1,500,000 with a final maturity of March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25,000,000 amounted to $18,774,000 as of March 30, 1996, with availability in excess of utilization of $6,123,000. The Company classified $10,000,000 of its revolving obligations as long term debt as of March 30, 1996. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000.

                  The Loan and Security Agreement was amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture (Note 3) and to increase an annual capital expenditure limitation to $2,000,000.

Item 1.           Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements

                  The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that the Company will be in default if any person, other than as defined, becomes the owner of or controls more than 20% of the Company's Common Stock. In addition, First Union may terminate the Loan and Security Agreement in the event the Company's current Chairman is discharged or forced to resign by the Board of Directors and not replaced by an individual who possesses the same level of experience and reputation in the apparel industry, unless such action is taken by the majority vote of a Board comprised of the current or continuing Directors. Substantially all the Company's assets continue to be collateralized under these debt facilities.

                  In connection with the Restructuring, the Company issued warrants to First Union to purchase, at an exercise price per share equal to par value ($0.01), up to 10% of the Company's then outstanding Common Stock. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company is in compliance with the requirements of the Loan and Security Agreement, the Warrants provide no dilution protection for First Union for any new issuance of securities.

                  In connection with the Restructuring, interest rates for all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at March 30, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

         3.       Subordinated Convertible Debenture

                  The Company completed the sale of a subordinated convertible debenture to a bond fund on August 17, 1995. The debenture has an aggregate face value of $5,000,000, accrues interest at 8% and matures on September 1, 2002. The initial conversion price is $3.15, currently representing 1,587,300 shares. Such conversion price may be reset on August 17, 1997 under certain circumstances and will be adjusted in the event of dilution.
                  The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contains customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provisions of the debenture.

Item 1.           Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements
                  (continued)

         4. Inventories are stated at the lower of cost or market on a first-in, first-out basis.
                  Inventories consisted of the following:


                                          December 30,                March 30,
                                             1995                       1996
                                          -----------                 ---------
                                          (unaudited)               (unaudited)
                  Finished goods         $18,792,000                 $19,046,000
                  Work-in-process          6,431,000                   6,308,000
                  Raw materials            4,461,000                   4,540,000
                  Packaging materials      1,165,000                   1,140,000
                                         -----------                 -----------
                                         $30,849,000                 $31,033,000
                                         ===========                 ===========


         5. In December 1992, several class actions (subsequently consolidated) were filed against the Company, certain of its officers and directors, the underwriters of its initial public offering and the Company's former parent, Esmark, Inc. ("Esmark"), in the U.S. District Court for the Southern District of New York, alleging that materially false and misleading statements were made in the prospectus for the Company's initial public offering and in subsequent public statements and a regulatory filing. These actions arose following the Company's reporting of a $1,000,000 pre-tax charge against income in fiscal 1993 related to production problems caused by an unauthorized change in product specifications by a yarn vendor.

                  These securities class actions were settled by agreement among the plaintiffs, the defendants and the carrier of the Company's directors' and officers' liability insurance policy. The settlement was funded in its entirety by defendants unrelated to the Company and by the carrier of the Company's directors' and officers' liability insurance policy, and the Company also has recovered a portion of its costs of defending the action from the carrier. The final settlement documents have been signed by all parties and forwarded to the Court to obtain an interim order for the mailing of notice of the settlement terms to all class plaintiffs. In April 1996, the Court executed an "implementing order" which, among other things, (i) preliminarily approved the settlement, (ii) preliminarily certified the action as a class action, (iii) directed that notice of the proposed settlement be provided to the class, and (iv) set a date upon which to hold a fairness hearing. If confirmed by the Court, the result of the settlement agreement will be to release and discharge all the defendants from claims of the class plaintiffs arising from the purchase of the Company's securities during the class period and to mutually release the Company and the underwriters.

Item 1.                    Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements
                  (continued)

                  On August 19, 1994, a stockholder, who is also a plaintiff in the securities class action litigation described above, filed a derivative action in the Delaware Court of Chancery against Esmark and the directors of the Company, with the Company as nominal defendant, alleging that a certain amount of funds advanced by the Company to Esmark, and for which reserves charged to operations have been established by the Company, constituted a waste of corporate assets. This matter has been settled by agreement among the plaintiffs, the defendants and the carrier of the Company's directors' and officers' liability policy. If confirmed by the Court, this matter will be settled without contribution from the Company.

                  The Company has terminated its prior Canadian license agreement of the Danskin'r' and Playskin'r' trademarks. It has awarded a new Playskin'r' license to another company, and has initiated direct sales of Danskin merchandise in Canada. The Company has received a letter from its former licensee threatening legal action to recover damages resulting from the "unethical manner" in which it conducted negotiations concerning the relationship. The Company has responded that it will commence litigation against the former licensee for fraud in the willful underreporting of royalties that were due under the agreement and has demanded compensatory damages. The Company believes that it has substantial defenses to any allegations that may be brought by the former licensee, and that any potential liability that might result will not have a material adverse effect.

         6. The Company's income tax provision (benefit) rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three months ended March 1996 and 1995. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three months ended March 1996 and 1995. No allocation between current and deferred income taxes was made during the three months ended March 1996 and 1995, as such amounts would not be considered material to the Company's consolidated financial position.

                  The Company's deferred tax balance as of March 1996 and December 1995 was net of valuation allowances each amounting to approximately $6,000,000. Valuation allowances have been established since it is more likely than not that certain tax benefits will not be realized.

                  The Company has been selected for audit by certain Federal and state tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability from these audits will not materially affect the consolidated financial position or results of operations of the Company.

         7.       Related Party Activities

                  Esmark, the former parent of the Company, acquired the Company from Beatrice Companies, Inc. in 1986 in a leveraged transaction. Prior to that time, the legwear and activewear operations had been separate divisions of Playtex International, Inc., itself an indirect subsidiary of Beatrice Companies, Inc.. In August 1992, the Company successfully completed the public offering of one half its shares of Common Stock (3,000,000 shares), leaving Esmark as the owner of the other 3,000,000 shares. Esmark subsequently exchanged 990,000 shares with Electra Investment Trust, PLC ("Electra") for Esmark common stock held by Electra, thus leaving it as the owner of 2,010,000 shares (the "Esmark Shares").

Item 1.           Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements
                  (continued)

                  Esmark is currently the registered owner of the Esmark Shares, or approximately 34% of the Company's outstanding shares, and it holds a proxy (the "Electra Proxy") with respect to the voting of the 990,000 shares, or approximately 17%, that are owned by Electra, subject to the terms of an agreement between the Company and the Chairman of the Board of Esmark. Esmark is the subject of an involuntary bankruptcy petition that was filed against it by three creditors and is pending in U.S. Bankruptcy Court for the Southern District of New York. Esmark has entered into a stipulation with SunAmerica Life Insurance Company ("SunAmerica"), pledgee of the Esmark Shares in connection with an Esmark defaulted loan, agreeing to relief from the automatic stay in bankruptcy on May 1, 1996 unless prior to that date a certain investment firm, Derby Partners ("Derby"), fulfills its contractual requirements for closing the purchase of such loan from SunAmerica for a price of $9,100,000 pursuant to an option granted to it by SunAmerica. Derby did not fulfill these requirements and on May 3, 1996 SunAmerica issued a Notice of Foreclosure Sale of the Esmark Shares to be held on June 7, 1996. Pending this date, these shares remain registered in the name of Esmark.

                  The pledge by Esmark to SunAmerica was made in connection with a notes purchase agreement related to the acquisition of a certain windsurfing operation by a subsidiary of Esmark. The Company understands that shares in the operation owned by the Esmark subsidiary, which the Company has a subordinated option to purchase for a nominal value, were acquired by SunAmerica through a foreclosure sale in April, 1995, and were subsequently sold.

                  Pursuant to an agreement entered into in September 1994 between the Company and Byron A. Hero, Jr., who was its Chairman and Chief Executive Officer until that time and was also the Chairman and controlling stockholder of Esmark, Mr. Hero resigned as Chief Executive Officer and agreed to the cessation of all business relationships between Esmark and the Company. The Company and Mr. Hero also agreed that for so long as he remains in control of Esmark, Esmark is to vote the Electra Proxy at any annual or special meeting, as to the election of directors, in proportion to the vote of all shares voted other than shares owned by Esmark, and as to any other matter, in accordance with the recommendation of the Company's independent directors. This agreement also provided that, subject to the exercise by the Board of Directors of its fiduciary duties, Mr. Hero would be nominated in 1995 for election as a Director for an additional three years. On June 26, 1995, the Board of Directors decided not to nominate Mr. Hero for reelection as a Director.

                  As a result of the agreement between the Company and Mr. Hero, of the commencement of foreclosure action by SunAmerica, and of developments in the matter of the bankruptcy filing against Esmark, neither Esmark nor its officers may now be deemed to control the Company. To the knowledge of the Company, if neither Esmark nor its officers control the Company, no person may be deemed to have acquired control of the Company. The pending bankruptcy petition against Esmark may affect the rights of SunAmerica and Esmark to exercise any ownership powers, including voting rights of the Esmark Shares.

                  The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under this agreement with respect to the shares of Common Stock that are owned by it.

Item 1.                    Financial Statements (continued)

                  Danskin, Inc. and Subsidiaries
                  Notes to Consolidated Condensed Financial Statements
                  (continued)

                  Esmark was indebted to the Company in the amount of $6,099,000 as of March 30, 1996, excluding accrued interest subsequent to March 1995, which the Company has fully reserved and recorded non-recurring charges through March 1995, as a result of Esmark's financial condition. The Company no longer accrues interest on this indebtedness for financial statement purposes, effective for periods subsequent to March 1995. In September 1994, the Company obtained a judgment against Esmark, which remains unsatisfied. In addition, the Company holds a second priority pledge of the Esmark Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data for Danskin include operating data for the Company's retail and Dance France activities).

                  Change in Year End

                  As of December 1995, the Company changed its fiscal year end to the last Saturday in December from the last Saturday in March.

                  Results of Operations

                  Comparison of the First Three Months of Fiscal Year Ended December 1996 with the First Three Monthsof the Fiscal Year Ended December 1995

                  Net Revenues:

                  Net revenues were $31.4 million for the fiscal three months ended March 1996, a decline of $0.7 million, or 2.2%, from the prior year fiscal three months ended March 1995. Volume for activewear and legwear contributed almost equally to the wholesale decline, totaling $1.3 million, and was partially offset by an increase in retail volume of $0.6 million.

                  Activewear net revenues were $19.5 million for the fiscal three months ended March 1996, a decline of $0.1 million, or 0.5%, from $19.6 million in the prior fiscal three months ended March 1995. This slight decline was net of the $0.6 million increase in sales for the Company's 45 retail stores, which generated $4.3 million in net sales for the three months ended March 1996, including sales from seven additional stores in operation. Comparable retail store sales declined 8.9%, or $0.3 million, in the three months ended March 1996, primarily from poor traffic in cold weather locations and continued effects of new outlet store centers opening in close proximity to existing Danskin stores. The Company is addressing this trend by improving Retail Inventory Availability, opening stores in new centers and targeting certain stores to be closed. Activewear wholesale business continued to experience the effects of a competitive market during the fiscal three months ended March 1996. The Company continued its efforts towards offsetting activewear volume declines by addressing the activewear industry's trends of lifestyle casual wear during the fiscal three months ended March 1996.

                  Legwear net revenues were $11.9 million for the fiscal the months ended March 1996, a decline of $0.6 million, or 4.8%, from $12.5 million in the fiscal three months ended March 1995. This decline was principally attributable to a continued weak hosiery market in the department store class of trade, primarily in branded business for legwear. The relaunch of Anne Klein'r' sheer hosiery and tights is scheduled for July 1996, and new marketing initiatives for Givenchy'r' and Round-the-Clock'r' are scheduled to be reflected in Fall shipments.

                  Gross Profit:

                  Gross profit increased by $0.2 million, or 2.0%, to $10.4 million in the fiscal three months ended March 1996 from $10.2 million in the prior period. Gross profit as a percentage of net revenues increased to 33.1% for the fiscal three months ended March 1996, from 31.8% in the fiscal three months ended March 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations (continued)

                  Gross profit for activewear was 37.4% and 37.8% in the three months ended March 1996 and 1995, respectively. This reduction was primarily attributable to sales of certain excess wholesale inventories at unfavorable prices, and planned retail store close-out sales instituted to reduce inventory and improve turns.

                  Legwear gross profit increased to 26.1% in the three months ended March 1996 from 22.4% in the prior period. The improvement in gross profit was primarily attributable to private label price increases, and reductions in certain production costs.

                  Selling, General and Administrative Expenses

                  Selling, general and administrative expenses, which include retail store operating costs, decreased by $0.8 million to $11.2 million, or 35.7% of net revenues, in the three months ended March 1996, from $12.0 million, or 37.4% of net revenues, in the three months ended March 1995. Selling, general and administrative expenses, excluding retail store operating costs, decreased by $1.3 million to $8.4 million, or 30.9% of net revenues, in the three months ended March 1996, from $9.7 million, or 33.9% of net revenues, in the three months ended March 1995. The decrease in the 1996 period was principally a result of a reduction in the provision for doubtful accounts and lower compensation costs, partially offset by increased advertising costs.

                  Operating Loss:

                  As a result of the foregoing, loss from operations (i.e., loss before interest expense, non-recurring charges and income taxes) improved by $1.0 million to a loss of $0.8 million in the three months ended March 1996. The legwear business contributed most significantly to this improvement.

                  Interest Expense:

                  Interest expense decreased by $0.1 million to $1.2 million in the three months ended March 1996 from $1.3 million in the three months ended March 1995. This decrease was mostly attributable to lower average borrowing levels, as well as a result of the lower subordinated debenture rate. The Company's effective interest rate reflected these factors and was 10.5% and 10.7% in the three months ended March 1996 and 1995, respectively. In addition, amortization of financing costs included in interest expense amounted to $0.1 million for each of the three months ended March 1996 and 1995.

                  Income Tax Provision (Benefit):

                  The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes, for the three months ended March 1996 and March 1995. The Company's deferred tax balance of $3.9 million as of March 1996 and March 1995 was net of a valuation allowance of approximately $6.0 million and $4.9 million, respectively.

                  Net Loss:

                  As a result of the foregoing, net loss was $2.0 million for the three months ended March 1996, an improvement of $3.4 million over a net loss in the three months ended March 1995 of $5.4 million, which included a $2.4 million non-recurring charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations (continued)

                  Liquidity and Capital Resources

                  The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory, accounts receivable, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources of liquidity are from bank financing, the subordinated convertible debenture, vendor credit terms and internally generated funds.

                  Net cash flow used in operations increased by $4.0 million to $4.3 million for the three months ended March 1996, from a use of cash from operations of $0.3 million in the three months ended March 1995, principally attributable to increases in accounts receivable in excess of the prior period change. However, accounts receivable balances at March 30, 1996 were approximately $2.0 million lower than that of March 25, 1995. Cash decreased by $0.4 million for the three months ended March 1996 from the same period in 1995, after a $4.7 million increase in revolving loan borrowings.

                  On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8 million of revolving credit balances into term obligations. Total term debt obligations aggregated $22 million after the Restructuring, and remained at this level as of March 30, 1996. Scheduled quarterly payments commence in September 1996 ranging from $0.3 million to $1.5 million with a final maturity of March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25.0 million amounted to $18.8 million as of March 30, 1996, with availability in excess of utilization of $6.1 million. The Company classified $10.0 million of its revolving obligations as long term debt as of March 30, 1996. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5.0 million.

                  The Loan and Security Agreement was amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture (Note 3) and to increase an annual capital expenditure limitation to $2.0 million.

                  The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that the Company will be in default if any person, other than as defined, becomes the owner of or controls more than 20% of the Company's Common Stock. In addition, First Union may terminate the Loan and Security Agreement in the event the Company's current Chairman is discharged or forced to resign by the Board of Directors and not replaced by an individual who possesses the same level of experience and reputation in the apparel industry, unless such action is taken by the majority vote of a Board comprised of the current or continuing Directors. Substantially all the Company's assets continue to be collateralized under these debt facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations (continued)

                  Liquidity and Capital Resources (continued)

                  In connection with the Restructuring, the Company issued warrants to First Union to purchase, at an exercise price per share equal to par value ($0.01), up to 10% of the Company's then outstanding Common Stock. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company is in compliance with the requirements of the Loan and Security Agreement, the Warrants provide no dilution protection for First Union for any new issuance of securities.

                  In connection with the Restructuring, interest rates for all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at March 30, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20.0 million, which provides for a prime rate limit of 9.25% for the period through October 1998.

                  The Company completed the sale of a subordinated convertible debenture to a bond fund on August 17, 1995. The debenture has an aggregate face value of $5.0 million, accrues interest at 8% and matures on September 1, 2002. The initial conversion price is $3.15, currently representing 1,587,300 shares. Such conversion price may be reset on August 17, 1997 under certain circumstances and will be adjusted in the event of dilution.
                  The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contains customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provisions of the debenture.

                  Strategic Outlook

                  The Company's business strategy over the next two to three years will be to better capitalize on the high recognition of the Danskin'r' brand and to develop new channels for distribution. In this regard, the Company will, to the extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, open additional full price Danskin'r' stores, expand activewear and other product lines, pursue growth in international sales and selectively license the Danskin'r' name for additional product categories. There can be no assurance that the Company will be able to generate adequate cash flow from operations and obtain financing on appropriate terms to implement this strategy or, if implemented, that this strategy will be successful.

                  The  Company   expects   that   short-term   capital   funding
                  requirements will continue to be provided principally by the Company's banking and vendor arrangements.

                  The Company believes that it has adequate liquidity and that it has taken appropriate steps in an effort to address casual dress trends in the contracting sheer hosiery market, and increased retailer demands for responsiveness.

                  The Company continues to evaluate proposals for capital infusion to satisfy long-term funding needs for growth, and to explore a range of financing alternatives in an effort to reduce its indebtedness, lower interest costs and expand its business. On April 9, 1996, the Company engaged the services of Dillon Read & Co. Inc. to assist in this process.

 PART II -        OTHER INFORMATION

Item 1.           Legal Proceedings

                  See Note 5 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Form 10-Q.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           *10.6.2B         Employment agreement, dated April 1,
                                            1996,  between  the  Registrant  and
                                            Edwin W. Dean.

                           *10.6.3D         Amendment  Three,   dated  April  4,
                                            1996,  to  the  amended   Employment
                                            Agreement,  dated  August  1,  1994,
                                            between the  Registrant and Mary Ann
                                            Domuracki.

                           *10.6.4D         Amendment  Three,   dated  April  4,
                                            1996,  to  the  amended   Employment
                                            Agreement,  dated  August  1,  1994,
                                            between the  Registrant  and Beverly
                                            Eichel.

                           *10.6.9          Amendment,  dated  October 26, 1995,
                                            to  the Employment Agreement,  dated
                                            October  27,  1994,   between    the
                                            Registrant and Howard D. Cooley.

                            10.10.2B        Renewal  license  agreement,   dated
                                            January 26, 1996, between Anne Klein
                                            and Company and Pennaco  Hosiery,  a
                                            division of Danskin, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DANSKIN, INC.



 May 14, 1996                     By:  /s/Edwin W. Dean
                                       -----------------------
                                       Edwin W. Dean
                                       Vice Chairman of the Board,
                                       General Counsel and Secretary




May 14, 1996                      By:  /s/Beverly Eichel
                                       ------------------------

                                       Beverly Eichel
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                            STATEMENT OF DIFFERENCES

              The registered trademark symbol shall be expressed as 'r' The paragraph symbol shall be expressed as 'P'