Form 10-Q
period 1996-06-29
DANSKIN INC
filed 1996-08-14
CIK 889299

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 29, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission file number      0-20382
                      --------------------


                                  DANSKIN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  62-1284179
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                    111 West 40th Street, New York, NY 10018
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (212) 764-4630
                         -------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     ------        ------

     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31, 1996, excluding 1,000 shares held by a subsidiary:
6,045,209.

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10-Q FOR THE FISCAL THREE AND SIX MONTH PERIODS
                      ENDED JUNE 24, 1995 AND JUNE 29, 1996

                                      INDEX


                                                                                                  Page No.
                                                                                                  --------
PART I -       FINANCIAL INFORMATION

        Item 1.       Financial Statements (Unaudited)

                      Consolidated Condensed Balance Sheets (Unaudited)
                             as of December 30, 1995 and June 29, 1996                               3

                      Consolidated Condensed Statements of Operations (Unaudited)
                             for the Fiscal Three and Six Month Periods Ended
                             June 24, 1995 and June 29, 1996                                         4

                      Consolidated Condensed Statements of Cash Flows (Unaudited)
                             for the Fiscal Six Month Periods Ended
                             June 24, 1995 and June 29, 1996.                                        5

                      Notes to Consolidated Condensed Financial
                             Statements                                                           6-10

        Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                 11-16

PART II -      OTHER INFORMATION

        Item 1.       Legal Proceedings                                                             17

        Item 6.       Exhibits and Reports on Form 8-K                                              17


SIGNATURES                                                                                          18


PART I -       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                     December 30, 1995  June 29, 1996
                                                                                       (Unaudited)       (Unaudited)
                                                                                     -----------------  -------------
ASSETS

Current assets:
   Cash and cash equivalents ......................................................   $  1,143,000    $  1,337,000
   Accounts receivable, less allowance for doubtful accounts of $1,631,000 at
      December 1995 and $1,414,000 at June 1996  ..................................     14,631,000      16,614,000
   Inventories ....................................................................     30,849,000      32,171,000
   Prepaid expenses and other current assets ......................................      3,360,000       3,509,000
                                                                                      ------------    ------------
      Total current assets ........................................................     49,983,000      53,631,000
                                                                                      ------------    ------------

Property, plant and equipment - net of accumulated depreciation and amortization of
   $5,849,000 at December 1995 and $6,704,000 at June 1996.........................     10,632,000       9,993,000
Deferred income tax benefits ......................................................      3,900,000       3,900,000
Other assets ......................................................................      3,227,000       3,030,000
                                                                                      ------------    ------------
Total Assets ......................................................................   $ 67,742,000    $ 70,554,000
                                                                                      ------------    ------------
                                                                                      ------------    ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving loan payable .........................................................   $  4,101,000    $  9,683,000
   Current portion of long-term debt ..............................................        334,000       1,002,000
   Accounts payable ...............................................................      9,361,000       9,390,000
   Accrued expenses ...............................................................     10,531,000       9,910,000
                                                                                      ------------    ------------
      Total current liabilities ...................................................     24,327,000      29,985,000
                                                                                      ------------    ------------

Subordinated convertible debentures ...............................................      5,000,000       5,000,000
Long-term debt, net of current maturities .........................................     31,666,000      30,971,000
Accrued pension costs .............................................................      5,230,000       5,183,000
                                                                                      ------------    ------------
                                                                                        41,896,000      41,154,000
                                                                                      ------------    ------------

Total Liabilities .................................................................     66,223,000      71,139,000
                                                                                      ------------    ------------

Commitments and contingencies

Stockholders' (deficiency) equity:
   Preferred Stock, $.01 par value, 10,000 share ..................................           --              --
   Common Stock, $.01 par value, 20,000,000 shares authorized, 5,922,375 shares issued at December  1995 and 6,062,018 shares issued at June 1996,
      less 1,000 shares held by subsidiary ........................................         59,214          60,610
   Additional paid-in capital .....................................................     13,849,786      14,212,390
   Warrants outstanding ...........................................................        764,000         764,000
   Accumulated deficit ............................................................    (11,154,000)    (13,622,000)
   Minimum pension liability adjustment ...........................................     (2,000,000)     (2,000,000)
                                                                                      ------------    ------------
                  Total Stockholders' (Deficiency) Equity .........................      1,519,000        (585,000)
                                                                                      ------------    ------------
Total Liabilities and Stockholders' Equity ........................................   $ 67,742,000    $ 70,554,000
                                                                                      ------------    ------------
                                                                                      ------------    ------------






      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS





                                                      Fiscal Three Months Ended     Fiscal Six Months Ended
                                                   -----------------------------   -----------------------------
                                                    June 24, 1995  June 29, 1996   June 24, 1995   June 29, 1996
                                                     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                   -------------  --------------   -------------   -------------
Net revenues ...................................   $ 29,602,000    $ 29,664,000    $ 61,753,000    $ 61,106,000
Cost of goods sold .............................     19,447,000      19,043,000      41,384,000      40,091,000
                                                   ------------     -----------    ------------    ------------
     Gross profit ..............................     10,155,000      10,621,000      20,369,000      21,015,000


Selling, general and administrative expenses ...      8,879,000       9,647,000      20,206,000      20,707,000
Non-recurring charges ..........................           --              --         2,498,000            --
Provision for doubtful accounts receivable .....        128,000         137,000         844,000         275,000
Interest expense ...............................      1,263,000       1,211,000       2,507,000       2,375,000
                                                   ------------     -----------    ------------    ------------
                                                     10,270,000      10,995,000      26,055,000      23,357,000
                                                   ------------     -----------    ------------    ------------

Loss before income tax provision (benefit) .....       (115,000)       (374,000)     (5,686,000)     (2,342,000)

Provision (benefit) for income taxes ...........        (10,000)         63,000        (209,000)        126,000
                                                   ------------     -----------    ------------    ------------

Net loss .......................................   ($   105,000)   ($   437,000)   ($ 5,477,000)   ($ 2,468,000)
                                                   ------------     -----------    ------------    ------------
                                                   ------------     -----------    ------------    ------------

Primary loss per common share ..................         ($0.02)         ($0.07)         ($0.93)         ($0.41)
                                                   ------------     -----------    ------------    ------------
                                                   ------------     -----------    ------------    ------------

Weighted average number of common shares .......      5,920,000       6,022,000       5,920,000       5,978,000
                                                   ------------     -----------    ------------    ------------
                                                   ------------     -----------    ------------    ------------





      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS






                                                                              Fiscal Six Months Ended
                                                                           --------------------------------
                                                                           June 24, 1995      June 29, 1996
                                                                            (unaudited)       (unaudited)
                                                                          --------------   ---------------
Cash Flows From Operating Activities:
  Net  loss ...........................................................   ($ 5,477,000)   ($ 2,468,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization .....................................      1,444,000       1,312,000
    Write-off of certain trademarks and other long-term assets ........      1,243,000            --
    Provision for doubtful accounts receivable ........................        844,000         275,000
    Deferred income taxes .............................................       (375,000)           --
    Changes in operating assets and liabilities:
       (Increase) decrease  in accounts receivable ....................      1,229,000      (2,258,000)
       (Increase) decrease in inventories .............................      1,647,000      (1,322,000)
       (Increase) decrease in prepaid expenses and other current assets        394,000        (149,000)
      Increase (decrease) in accounts payable .........................     (1,933,000)         29,000
      (Decrease) increase in accrued expenses .........................      1,089,000        (621,000)
      Financing costs incurred ........................................     (1,038,000)       (129,000)
                                                                           -----------      -----------
        Net cash from (used in) operating activities ..................       (933,000)     (5,331,000)
                                                                           -----------      -----------

Cash Flows From Investing Activities:
  Capital expenditures ................................................       (304,000)       (421,000)

Cash Flows From Financing Activities:
  Net  receipts under revolving loan payable ..........................      1,380,000       5,582,000
  Proceeds of debt restructuring ......................................     22,000,000            --
  Payments under debt restructuring ...................................    (22,049,000)           --
  Proceeds from exercises of options to purchase common shares ........          --            309,000
  Payments of long-term debt ..........................................       (707,000)           --
  Net proceeds from sale of common stock to Savings Plan ..............         47,000         170,000
  Purchase and retirement of common stock .............................        (37,000)       (115,000)
                                                                           -----------      -----------
        Net cash provided by financing activities .....................        634,000       5,946,000
                                                                           -----------      -----------

Net Increase (Decrease)  in Cash and Cash Equivalents .................       (603,000)        194,000
Cash and Cash Equivalents, Beginning of Period ........................      1,842,000       1,143,000
                                                                           -----------      -----------
Cash and Cash Equivalents, End of Period ..............................   $  1,239,000    $  1,337,000
                                                                           -----------      -----------
                                                                           -----------      -----------

Supplemental Disclosures of Cash Flow Information:

     Interest paid ....................................................   $  2,203,000    $  2,127,000
                                                                           -----------      -----------
                                                                           -----------      -----------
     Income taxes paid ................................................   $     36,000    $     50,000
                                                                           -----------      -----------
                                                                           -----------      -----------
     Income taxes received ............................................   ($   652,000)           --
                                                                           -----------      -----------
                                                                           -----------      -----------

Non-Cash Activities

     The Company contributed 29,629 of its shares of Common Stock to the Danskin, Inc. Savings Plan in March 1996.

     The Company recorded an additional $164,000 over $600,000 originally recorded in fiscal 1995 related to warrants outstanding to its lender for which the convertibility into shares of Common Stock of the Company increased from 7% to 10% of then outstanding shares of Common Stock on June 22, 1995.





      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
               ----------------------------------------------------

        1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 29, 1996, as well as its results of operations for the fiscal three and six months ended June 29, 1996 and June 24, 1995, and its cash flows for the six months ended June 29, 1996 and June 24, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

               The Company designs, manufactures, distributes and markets several leading brands of women's activewear clothing, dance wear, tights and legwear. Danskin(R), Dance France(R) and Round-the- Clock(R) are the Company's principal proprietary brands. The Company also manufactures Givenchy(R), Anne Klein(R) and other licensed hosiery brands and exercise clothing pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company also currently operates 44 factory outlet and three full price retail stores in 20 states.

        2. On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8,000,000 of revolving credit balances into term obligations. Total term debt obligations aggregated $22,000,000 immediately after the Restructuring, and as of June 29, 1996. Scheduled quarterly payments commence in September 1996 ranging from $333,000 to $1,500,000 with a final maturity of March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25,000,000 amounted to $19,683,000 as of June 29, 1996, with availability in excess of utilization of $5,106,000. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semiannual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000.

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

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
               ----------------------------------------------------

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

               In connection with the Restructuring, interest rates, for all obligations under the Loan and Security Agreement, were set at prime plus 1.5% (9.75% at June 29, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

        3. The Company completed the sale of subordinated convertible debentures to a bond fund on August 17, 1995. The debenture has an aggregate face value of $5,000,000, accrues interest at 8% and matures on September 1, 2002. The initial conversion price is $3.15, currently representing 1,587,300 shares. Such conversion price may be reset on August 17, 1997 under certain circumstances and will be adjusted in the event of dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contains customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provisions of the debenture.

               The Company issued 10% cumulative preferred shares, $5,000,000 principal value, on July 31, 1996, having a liquidation preference of $5,000 per share, in exchange for the subordinated convertible debentures. The preferred shares will vote on an as converted basis, and have an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of the issuance under certain circumstances and will be adjusted in the event of dilution. The new preferred stock has the right to vote separately as a class for the election of one Director. The value of the preferred shares will be accounted for as equity.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)
               ----------------------------------------------------

        4. The Company received notification from the Nasdaq Stock Market, Inc., on August 6, 1996 that its request to have its Common Stock listed on the Nasdaq Small Cap Market, instead of on the Nasdaq National Market, had been approved.

        5.     Inventories  are  stated  at the  lower  of cost or  market  on a
               first-in,   first-out   basis.   Inventories   consisted  of  the
               following:


                                                              December 30,            June 29,
                                                                 1995                   1996
                                                              ------------            ---------
                                                              (unaudited)             (unaudited)
               Finished goods                                  $18,792,000         $19,271,000
               Work-in-process                                   6,431,000           7,128,000
               Raw materials                                     4,461,000           4,774,000
               Packaging materials                               1,165,000             998,000
                                                               -----------         -----------
                                                               $30,849,000         $32,171,000
                                                               ===========         ===========


        6. In December 1992, several class actions (subsequently consolidated) were filed against the Company, certain of its officers and directors, the underwriters of its initial public offering and the Company's former parent, Esmark, Inc. ("Esmark"), in the U.S. District Court for the Southern District of New York, alleging that materially false and misleading statements were made in the prospectus for the Company's initial public offering and in subsequent public statements and a regulatory filing. These actions arose following the Company's reporting of a $1,000,000 pretax charge against income in fiscal 1993 related to production problems caused by an unauthorized change in product specifications by a yarn vendor.

               Following a fairness hearing held on May 29, 1996, the Court entered an Order and Final Judgement approving a settlement of the consolidated actions. The settlement was funded in its entirety by defendants unrelated to the Company and by the carrier of the Company's director's and officer's liability insurance policy. The Company also recovered a portion of its cost of defending the action from the carrier. The Order and Final Judgment certifies the class and releases all of the defendants from claims by the class members arising from the purchase of the Company's securities, as well as claims for contribution or indemnification arising from a class member's claims.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)
               ----------------------------------------------------

               On August 19, 1994, a stockholder, who is also a plaintiff in the securities class action litigation described above, filed a derivative action in the Delaware Court of Chancery against Esmark and the directors of the Company, with the Company as nominal defendant, alleging that a certain amount of funds advanced by the Company to Esmark, and for which reserves charged to operations have been established by the Company, constituted a waste of corporate assets. The action does not seek any damages from the Company. This matter has been settled, subject to court approval, by agreement among the plaintiffs, the defendants and the carrier of the Company's directors' and officers' liability policy.

               The Company has terminated its prior Canadian license agreement of the Danskin(R) and Playskin(R) trademarks. It has awarded a new Playskin(R) license to another company, and has initiated direct sales of Danskin merchandise in Canada. The Company has received a letter from its former Canadian licensee threatening legal action to recover damages resulting from the "unethical manner" in which it conducted negotiations concerning the relationship. The Company has responded that it will commence litigation against the former licensee for fraud in the willful under reporting of royalties that were due under the agreement and has demanded compensatory damages. The Company believes that it has substantial defenses to any allegations that may be brought by the former licensee, and that any potential liability that might result will not have a material adverse effect on its consolidated financial position or results of operations.

        7. The Company's income tax provision (benefit) rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three and six months ended June 1996 and 1995. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three and six months ended June 1996 and 1995. No allocation between current and deferred income taxes was made during the three and six months ended June 1996 and 1995, as such amounts would not be considered material to the Company's consolidated financial position.

               The Company's deferred tax balance as of June 1996 and December 1995 was net of valuation allowances, each amounting to approximately $6,000,000. Valuation allowances have been established since it is more likely than not that certain tax benefits will not be realized.

               The Company has been selected for audit by certain Federal and state tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability from these audits will not materially affect the consolidated financial position or results of operations of the Company.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)
               ----------------------------------------------------

        8. The Company is a judgment creditor of Esmark, its former parent, and it has fully reserved the amount of $6,099,000 owed to it through March 1995. In light of Esmark's financial condition, the Company no longer accrues interest on this indebtedness for financial statement purposes. On June 6, 1996, the U.S. Bankruptcy Court for the Southern District of New York entered an order placing Esmark in Chapter 7 liquidation under the Bankruptcy Code, granting the relief which had been sought in an involuntary bankruptcy petition, and it appointed a Trustee to administer the liquidation.

               On June 7, 1996, pursuant to authorization of the Bankruptcy Court, Sun America Life Insurance Company ("Sun America") purchased, at a foreclosure sale, 2,010,000 shares of the Company's Common Stock (the "Esmark Shares"), that had been owned by Esmark, and that Esmark had pledged to Sun America to secure the repayment of certain indebtedness owing to Sun America by a subsidiary of Esmark. Sun America subsequently re-registered these shares in the name of its nominee. These shares represent approximately 33% of the Company's outstanding Common Stock.

               In 1992, Esmark was granted an irrevocable 10-year proxy to vote 990,000 shares of the Company's Common Stock by Electra Investment Trust P.L.C. ("Electra"), the registered owner of such shares (the "Electra Shares"). The Company believes that this proxy has ceased to have effect by virtue of the foreclosure sale of the Esmark Shares by Sun America.

               The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under this agreement with respect to the Electra Shares.

        9. The Company adopted a shareholder rights plan on June 5, 1996, for stockholders of record on June 17, 1996, which would become effective in the event of an accumulation of more than 35% of its common stock by an Acquiror. A rights agreement was executed on June 5, 1995 between the Company and its Rights Agent, a copy of which was filed as an exhibit to the Company's report on Form 8-K filed on June 6, 1996.

       10. The Company's Chairman of the Board, Howard D. Cooley, purchased 100,000 shares of the Company's common stock on June 3, 1996, through exercise of options at $3.00. On June 5, 1996,the Company granted Mr. Cooley options to purchase 100,000 common shares, subject to adoption and approval of an amendment to the Company's stock option plan, increasing the number of shares available for issuance, and having a market exercise price of $3.25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data for Danskin include operating data for the Company's retail activities).

               CHANGE IN YEAR END

               As of December 1995, the Company changed its fiscal year end to the last Saturday in December from the last Saturday in March.

               RESULTS OF OPERATIONS

               Comparison  of the Three and Six  Months  of  the    Year   Ended
               December 1996 with the Three and Six Months of the   Year   Ended
               December 1995

               NET REVENUES:

               Net revenues amounted to $29.7 million for the three months ended June 1996, an increase of $0.1 million, or 0.3%, from the prior year three months ended June 1995. Net revenues for the six months ended June 1996 amounted to $61.1 million, a decrease of $0.6 million, or 1.0%, from $61.7 million for the same prior year period. Wholesale revenues for the Company declined $0.8 million for the three month period, and $2.1 million for the six-month period, principally offset by an increase in retail volume of $0.9 million for the three month period and $1.5 million for the six-month period ended June 1996 over the same prior year periods.

               Danskin activewear net revenues, which includes the Company's retail operations, amounted to $18.7 million for the fiscal three months ended June 1996, an increase of $0.6 million, or 3.3%, from $18.1 million in the prior three months ended June 1995, and increased $0.5 million, to $38.2 million, or 1.3%, for the six-month period ended June 1996 over the same prior year period. Danskin wholesale revenues declined $0.3 million, to $13.7 million, or 2.1%, for the three-month period ended June 1996, and declined $1.0 million, or 3.3%, to $28.9 million, for the six-month period ended June 1996 from the same prior year period. These declines were partially offset by the $0.9 million three-month increase and the $1.5 million six-month increase in sales for the Company's 47 retail stores, which generated $5.0 million in net revenues for the three months, and $9.3 million for the six months ended June 1996, with seven additional stores over the prior year. Comparable retail store sales declined 2.2% for the three months ended June 1996 and declined 5.1% for the six-month period ended June 1996, which is comparable to general outlet industry trends. The Company continues to improve store product offerings, search for prime locations, renegotiate leases, streamline store management and evaluate existing sites. Activewear wholesale business continues to experience the effects of a competitive market; however, efforts toward addressing the industry's lifestyle casual wear trends, and an expansion of dance product offerings, primarily to specialty shops, have partially offset declines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               RESULTS OF OPERATIONS (CONTINUED)

               Pennaco legwear net revenues amounted to $11.0 million for the three months ended June 1996, a decline of $0.5 million, or 4.3%, from $11.5 million in the three months ended June 1995, and declined $1.1 million, or 4.6%, to $22.9 million for the six-month period ended June 1996 from the same prior year period. This decline was principally attributable to a continued week hosiery market in the department store class of trade, primarily in branded business for legwear. The re-launch of Anne Klein sheer hosiery and tights was successfully introduced in July 1996, and new marketing initiatives for Givenchy Couture in the high end market, and Round The Clock for maternity, continue to be scheduled for fall shipments. The Company 's Round The Clock Lycra(R) 3D "Leg-solutions" hosiery (containing Lycra(R) in every course), launched in the fall of 1995, has been well received, and has partially offset significant declines in the traditional common Lycra(R) business. The Company believes it is the largest producer of the "Lycra(R) 3D" hosiery and hopes to capitalize on its current position.

               GROSS PROFIT:

               Gross profit increased by $0.5 million, or 5.0%, to $10.6 million in the three months ended June 1996 from $10.1 million in the prior year period, and increased $0.7 million, or 3.4%, to $21.0 million for the six months ended June 1996 over the same prior year period. Gross profit as a percentage of net revenues increased to 35.7% in the three months ended June 1996 from 34.1% in the three months ended June 1995, and increased to 34.4% for the six months ended June 1996 from 32.9% in the same prior year period.

               Gross margins for activewear were 40.5% and 38.5% in the three months, and 38.9% and 38.1% for the six months ended June 1996 and 1995, respectively. This increase was primarily attributable to improvements in retail inventory mix for the three and six month periods, and prior year liquidations of certain excess wholesale inventories for the quarter. This three and six-month improvement was partially offset by increased costs associated with traditionally lower margins on increased levels of private label volume, and the three-month improvement was also partially offset by higher levels of certain contracted production.

               Legwear gross profit increased to 27.8% in the three months ended June 1996 from 27.7% in the prior period, and to 26.9% for the six months ended June 1996 from 24.9% in the prior period. The improvement in gross profit was primarily attributable to private label price increases and reductions in certain production costs, partially offset by lower margins attributable to introductory pricing of "Leg- solutions" and a continued competitive market in traditional Lycra(R) products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               RESULTS OF OPERATIONS (CONTINUED)

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses, which include retail store operating costs, increased by $0.8 million to $9.8 million, or 33.0% of net revenues, in the three months ended June 1996, from $9.0 million, or 30.4% of net revenues, in the three months ended June 1995, and remained constant for the six-month period ended June 1996 at $21.0 million, or 34.4 % of net revenues, for 1996 and 34.0% for the same prior year period. Selling, general and administrative expenses, excluding retail store operating costs, decreased by $0.8 million to $15.7 million, or 25.7% of net revenues, in the six months ended June 1996, from $16.5 million, or 26.7% of net revenues, in the same prior year period, despite a $0.5 million insurance refund of certain legal costs in June 1995. The quarter ended June 1996 showed an increase of $0.4 million to $7.2 million, or 24.2% of net revenues for 1996, and $6.8 million, or 23.0% of net revenues for the same prior year period, principally due to the insurance refund. The wholesale decrease in the 1996 six-month period was principally a result of a reduction in the provision for doubtful accounts and lower compensation costs, partially offset by increased print advertising costs.

               OPERATING INCOME/LOSS:

               As a result of the foregoing, income from operations (i.e., income /loss before interest expense, non-recurring charges and income taxes) amounted to $33,000, an improvement of $0.7 million, for the six-month period ended June 1996, and was a $.08 million loss for the three months ended June 1996, a decline of $0.3 million. The legwear business contributed most significantly to the year to date improvement.

               INTEREST EXPENSE:

               Interest expense decreased by $0.1 million to $1.2 million in the three months ended June 1996, from $1.3 million in the three months ended June 1995, and decreased $0.1 million to $2.4 million for the six-month period ended June 1996. The Company's effective interest rate was 10.6% and 11.3% for the three months ended June 1996 and 1995, and 10.6% and 11.1% for the six months ended June 1996 and 1995, respectively. Effective interest rates declined principally due the lower interest rate of 8% associated with the subordinated convertible debentures.

               INCOME TAX PROVISION (BENEFIT):

               The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes for the three and six months ended June 1996 and June 1995. The Company's deferred tax balance of $3.9 million as of June 1996 and June 1995 was net of a valuation allowance of approximately $6.0 million and $4.9 million, respectively.

               NET LOSS:

               As a result of the foregoing, net loss was $0.4 million for the three months ended June 1996, a decline of $0.3 million from a net loss in the three months ended June 1995 of $0.1 million, and was $2.5 million for the six-month period, an improvement of $3.0 million over the prior year, which included a $2.4 million non-recurring charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory, accounts receivable, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources of liquidity have been from bank financing, issuance of convertible securities, vendor credit terms and internally generated funds.

               Net cash flow used in operations increased by $4.4 million to $5.3 million for the six months ended June 1996, from a use of cash from operations of $0.9 million in the six months ended June 1995, principally attributable to increases in working capital requirements in line with operations.

               On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement"), which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8.0 million of revolving credit balances into term obligations. Total term debt obligations aggregated $22.0 million after the Restructuring and as of June 29, 1996. Scheduled quarterly payments commence in September 1996 and range from $0.3 million to $1.5 million, with a final maturity in March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25.0 million amounted to $19.7 million as of June 29, 1996, with availability in excess of utilization of $5.1 million. The Company classifies $10.0 million of its revolving obligations as long term. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semiannual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5.0 million.

               The Loan and Security Agreement was amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture and to increase an annual capital expenditure limitation to $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               RESULTS OF OPERATIONS (CONTINUED)

               LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

               In connection with the Restructuring, interest rates for all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at June 29, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20.0 million, which provides for a prime rate limit of 9.25% for the period through October 1998.

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

               The Company issued 10% cumulative preferred shares, $5.0 million principal value, on July 31, 1996, having a liquidation preference of $5,000 per share, in exchange for the subordinated convertible debentures. The preferred shares will vote on an as converted basis, and have an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of the issuance under certain circumstances and will be adjusted in the event of dilution. The new preferred stock has the right to vote separately as a class for the election of one Director. The value of the preferred shares will be accounted for as equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

               RESULTS OF OPERATIONS (CONTINUED)

               LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

               STRATEGIC OUTLOOK

               The Company's business strategy over the next two to three years will be to better capitalize on the high recognition of the Danskin(R) brand and to develop new channels for distribution. In this regard, the Company will, to the extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, open additional full price Danskin(R) stores, expand activewear and other product lines, pursue growth in international sales and selectively license the Danskin(R) name for additional product categories. There can be no assurance that the Company will be able to generate adequate cash flow from operations and obtain financing on appropriate terms to implement this strategy or, if implemented, that this strategy will be successful.

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

PART II -      OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               See Note 6 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Form 10-Q.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      1. Fourth Amendment, dated July 31, 1996, to the Amended and Restated Loan and Security Agreement, dated June 22, 1995 between the Company and First Union National Bank of North Carolina, N.A. as Agent on behalf of the Lenders referred to therein.

                      2. Rights Agreement, dated as of June 5, 1996, between the Company and First Union National Bank of North Carolina, N.A., incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on June 6, 1996.

               (b)    Form 8-K

                      Form 8-K filed on June 6, 1996, reporting an Item five event.

                      Form 8-K filed on June 21, 1996, reporting an Item one event.

                      Form 8-K filed on August 6, 1996, reporting an Item five event.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DANSKIN, INC.




August 13, 1996                        By:   /s/Edwin W. Dean
                                             -----------------------------------
                                             Edwin W. Dean
                                             Vice Chairman of the Board,
                                             General Counsel and Secretary





August 13, 1996                        By:   /s/Beverly Eichel
                                             -----------------------------------

                                             Beverly Eichel
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)