Form 10-Q
period 1996-09-28
DANSKIN INC
filed 1996-11-12
CIK 889299

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-20382

                                  Danskin, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             62-1284179
(State or other jurisdiction of                               (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

                    111 West 40th Street, New York, NY 10018
                    (Address of principal executive offices)

                                 (212) 764-4630
                         (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
       ---         ---

        The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1996, excluding 1,000 shares held by a subsidiary:
6,042,174.

                                DANSKIN, INC. AND SUBSIDIARIES

                     FORM 10-Q FOR THE FISCAL THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 23, 1995 AND SEPTEMBER 28, 1996

                                             INDEX

                                                                                       Page No.

PART I -       FINANCIAL INFORMATION

        Item 1.              Financial Statements (Unaudited)

                      Consolidated Condensed Balance Sheets (Unaudited)
                      as of December 30, 1995 and September 28, 1996                          3

                      Consolidated Condensed Statements of Operations (Unaudited)
                             for the Fiscal Three and Nine Month Periods Ended
                             September 23, 1995 and September 28, 1996                        4


                      Consolidated Condensed Statements of Cash Flows (Unaudited)
                             for the Fiscal Nine Month Periods Ended
                             September 23, 1995 and September 28, 1996                        5

                      Notes to Consolidated Condensed Financial
                             Statements                                                    6-11


        Item 2.              Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                          12-17


PART II -      OTHER INFORMATION

        Item 1.              Legal Proceedings                                               18

        Item 4.              Submission of Matters to a Vote of Security Holders             18

        Item 6.              Exhibits and Reports on Form 8-K                                18



SIGNATURES                                                                                   19

PART I -       FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS





                                                                                  December 30, 1995  September 28, 1996
                                                                                      (Unaudited)      (Unaudited)
                                                                                  -----------------  ------------------
ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $  1,143,000    $  1,764,000
   Accounts receivable, less allowance for doubtful accounts of $1,631,000 at
      December 1995 and $1,258,000 at September 1996 ..............................     14,631,000      19,484,000
   Inventories ....................................................................     30,849,000      32,158,000
   Prepaid expenses and other current assets ......................................      3,360,000       2,869,000
                                                                                      ------------    ------------
               Total current assets ...............................................     49,983,000      56,275,000
                                                                                      ------------    ------------
Property, plant and equipment - net of accumulated depreciation and amortization of
   $5,849,000 at December 1995 and $7,226,000 at September 1996 ...................     10,632,000       9,537,000
Deferred income tax benefits ......................................................      3,900,000       3,900,000
Other assets ......................................................................      3,227,000       2,987,000
                                                                                      ------------    ------------
Total Assets ......................................................................   $ 67,742,000    $ 72,699,000
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving loan payable .........................................................   $  4,101,000    $ 11,324,000
   Current portion of long-term debt ..............................................        334,000       1,752,000
   Accounts payable ...............................................................      9,361,000      10,054,000
   Accrued expenses ...............................................................     10,531,000       9,593,000
                                                                                      ------------    ------------
               Total current liabilities ..........................................     24,327,000      32,723,000
                                                                                      ------------    ------------
Subordinated convertible debentures ...............................................      5,000,000            --
Long-term debt, net of current maturities .........................................     31,666,000      30,171,000
Accrued retirement costs ..........................................................      5,230,000       5,159,000
                                                                                      ------------    ------------
                                                                                        41,896,000      35,330,000
                                                                                      ------------    ------------
Total Liabilities .................................................................     66,223,000      68,053,000
                                                                                      ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value, 10,000 shares authorized; 1,000 shares issued..           --         5,000,000
   Common Stock, $.01 par value, 20,000,000 shares authorized, 5,922,375 shares issued at December  1995 and 6,047,494 shares issued at September 1996, less
      1,000 shares held by subsidiary .............................................         59,214          60,465
   Additional paid-in capital .....................................................     13,849,786      13,950,535
   Warrants outstanding ...........................................................        764,000         764,000
   Translation adjustment .........................................................           --           (14,000)
   Accumulated deficit ............................................................    (11,154,000)    (13,115,000)
   Minimum pension liability adjustment ...........................................     (2,000,000)     (2,000,000)
                                                                                      ------------    ------------
                           Total Stockholders'  Equity ............................      1,519,000       4,646,000
                                                                                      ------------    ------------
Total Liabilities and Stockholders' Equity ........................................   $ 67,742,000    $ 72,699,000
                                                                                      ============    ============



   These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS





                                                           Fiscal Three Months  Ended               Fiscal Nine Months  Ended
                                                    --------------------------------------    --------------------------------------
                                                    September 23, 1995  September 28, 1996    September 23, 1995  September 28, 1996
                                                        (Unaudited)        (Unaudited)            (Unaudited)        (Unaudited)
                                                    ------------------  ------------------    ------------------  ------------------
Net revenues.....................................       $33,625,000        $34,818,000            $95,378,000        $95,903,000
Cost of goods sold...............................        21,989,000         22,453,000             63,373,000         62,526,000
                                                        -----------        -----------            -----------        -----------
   Gross profit..................................        11,636,000         12,365,000             32,005,000         33,377,000


Selling, general and administrative expenses.....         9,839,000         10,403,000             30,144,000         31,211,000
Non-recurring charges............................                 -                  -              2,498,000                  -
Provision for doubtful accounts receivable.......           128,000            137,000                873,000            302,000
Interest expense.................................         1,191,000          1,182,000              3,698,000          3,558,000
                                                        -----------        -----------            -----------        -----------
                                                         11,158,000         11,722,000             37,213,000         35,071,000
                                                        -----------        -----------            -----------        -----------
Income (loss) before income tax provision
  (benefit) .....................................           478,000            643,000             (5,208,000)        (1,694,000)
Provision (benefit) for income taxes.............           171,000             63,000                (38,000)           190,000
                                                        -----------        -----------            -----------        -----------
Net income (loss)................................           307,000            580,000             (5,170,000)        (1,884,000)
Preferred stock dividends........................                 -             77,000                      -             77,000
                                                        -----------        -----------            -----------        -----------
Net Income (loss) applicable to common stock.....          $307,000           $503,000            ($5,170,000)       ($1,961,000)
                                                        ===========        ===========            ===========        ===========





Net income (loss) per common share...............             $0.05              $0.09                 ($0.87)            ($0.31)
                                                        ===========        ===========            ===========        ===========
Weighted average number of common shares.........         6,520,000          6,655,000              5,921,000          6,000,000
                                                        ===========        ===========            ===========        ===========




   These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS







                                                                                         Fiscal Nine Months Ended
                                                                                  ------------------------------------------
                                                                                  September 23, 1995      September 28, 1996
                                                                                      (Unaudited)             (Unaudited)
                                                                                  ------------------      ------------------
Cash Flows From Operating Activities:

Net loss                                                                              ($5,170,000)            ($1,961,000)
Adjustments to reconcile net loss to net cash (used in) provided by..
      operating activities:..........................................
   Depreciation and amortization.....................................                   2,138,000               1,976,000
   Write-off of certain trademarks and other long-term assets........                   1,243,000                       -
   Provision for probable credit losses..............................                     873,000                 302,000
   Deferred income taxes.............................................                     (25,000)                      -
   Changes in operating assets and liabilities:
      Increase in accounts receivable................................                  (1,145,000)             (5,155,000)
      (Increase) decrease in inventories.............................                   6,041,000              (1,309,000)
      Decrease in prepaid expenses and other current assets..........                     634,000                 491,000
      Increase (decrease) in accounts payable........................                  (2,097,000)                693,000
      (Decrease) increase in accrued expenses........................                      53,000                (924,000)
      Financing costs incurred.......................................                  (1,395,000)               (252,000)
                                                                                      -----------             -----------
Net cash provided by (used in) operating activities..................                   1,150,000              (6,139,000)
                                                                                      -----------             -----------
Cash Flows From Investing Activities:

   Capital expenditures..............................................                    (543,000)               (487,000)
   Purchase of interest rate cap.....................................                    (338,000)                      -
                                                                                      -----------             -----------
Net cash used in investing activities................................                    (881,000)               (487,000)
                                                                                      -----------             -----------

Cash Flows From Financing Activities:

   Net receipts (payments)under revolving notes payable..............                  (5,482,000)              7,223,000
   Payments of long-term debt........................................                    (707,000)                (77,000)
   Expenses of issuance of preferred shares..........................                           -                (250,000)
   Proceeds from stock option exercises..............................                           -                 309,000
   Proceeds from debt restructuring..................................                  22,000,000                       -
   Payments under debt restructuring.................................                 (22,049,000)                      -
   Proceeds from issuance of subordinated convertible debentures.....                   5,000,000                       -
   Purchase and retirement of Common Stock...........................                     (28,000)               (128,000)
   Sale of Common Stock to Savings Plan..............................                      25,000                 170,000
                                                                                      -----------             -----------
Net cash (used in) provided by financing activities..................                  (1,241,000)              7,247,000
                                                                                      -----------             -----------
Net (decrease) increase in Cash and Cash Equivalents.................                    (972,000)                621,000

Cash and Cash Equivalents, Beginning of Period.......................                   4,874,000               1,143,000
                                                                                      -----------             -----------
Cash and Cash Equivalents, End of Period.............................                  $3,902,000              $1,764,000
                                                                                      ===========             ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid.....................................................                  $3,270,000              $3,179,000
                                                                                      ===========             ===========
   Income taxes paid.................................................                     $73,000                 $75,000
                                                                                      ===========             ===========
   Income taxes received.............................................                 ($1,003,000)                      -
                                                                                      ===========             ===========

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

   On July 31, 1996, the Company issued 10% cumulative preferred shares,
   $5,000,000 principal value, in exhange for subordinated convertible debentures.



   These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements

           1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 28, 1996, as well as its results of operations for the fiscal three and nine months ended September 29, 1996 and September 23, 1995, and its cash flows for the nine months ended September 28, 1996 and September 23, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

               The Company designs, manufactures, distributes and markets several leading brands of women's activewear clothing, dance wear, tights and legwear. Danskin(R), Dance France(R) and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures Givenchy(R), Anne Klein(R) and other licensed hosiery brands and exercise clothing pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company also currently operates 45 factory outlet and three full price retail stores in 20 states.

           2. On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8,000,000 of revolving credit balances into term obligations. Total term debt obligations aggregated $22,000,000 immediately after the Restructuring and as of September 28, 1996 amounted to $21,923,000. Scheduled quarterly payments commenced on September 30, 1996 ranging from $333,000 to $1,500,000 with a final maturity of March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25,000,000 amounted to $21,324,000 as of September 28, 1996, with availability in excess of utilization of $4,311,000. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000.

               The Loan and Security Agreement has been amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture, the exchange of such debentures for preferred stock and payment of the related dividends, and to increase an annual capital expenditure limitation to $2,000,000.

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

               In connection with the Restructuring, the Company issued warrants to First Union to purchase, at an exercise price per share equal to par value ($0.01), up to 10% of the Company's then outstanding Common Stock. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company is in compliance with the requirements of the Loan and Security Agreement, the Warrants provide no anti-dilution protection for First Union for any new issuance of securities.

               In connection with the Restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at September 28, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

           3. The Company completed the sale of subordinated convertible debentures to a bond fund on August 17, 1995. The debentures had an aggregate face value of $5,000,000, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contained customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provisions of the debenture.

               The Company issued 10% cumulative preferred shares, $5,000,000 principal value, on August 6, 1996, having a liquidation preference of $5,000 per share, in exchange for the subordinated convertible debentures. The preferred shares are entitled to vote on an as converted basis, and have an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of the issuance under certain circumstances and will be adjusted in the event of dilution. The new preferred stock has the right to vote separately as a class for the election of one Director. The value of the preferred shares is accounted for as equity.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)


           4. The Company received notification from the Nasdaq Stock Market, Inc. on August 6, 1996, that its request to have its Common Stock listed on the Nasdaq Small Cap Market, instead of on the Nasdaq National Market, had been approved.

           5. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:


                                               December 30,        September 28,
                                                    1995               1996
                                               ------------        -------------
                                               (unaudited)           (unaudited)
               Finished goods                   $18,792,000          $19,181,000
               Work-in-process                    6,431,000            7,204,000
               Raw materials                      4,461,000            4,833,000
               Packaging materials                1,165,000              938,000
                                                -----------          -----------
                                                $30,849,000          $32,158,000
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

               The Company has terminated its prior Canadian license agreement of the Danskin(R) and Playskin(R) trademarks. It has awarded a new Playskin(R) license to another company, and has initiated direct sales of Danskin merchandise in Canada. The Company has received a letter from its former Canadian licensee threatening legal action to recover damages resulting from the "unethical manner" in which it conducted negotiations concerning the relationship. The Company has commenced litigation against a principal of the former licensee for fraud in the willful under reporting of royalties that were due under the prior license agreement and for damages. The Company believes that it has substantial defenses to any allegations that may be brought by the former licensee, and that any potential liability that might result will not have a material adverse effect on its consolidated financial position or results of operations.

               The Company has been named as third party defendant in Beatrice Company v. Robinson, Silverman, etc., U.S. District Court, Southern District of New York, 96 Civ. 4110 (HB), an action for conversion by the defendant of a tax refund check in the amount of $1,141,323.85 that was issued by the Internal Revenue Service in the name of "Esmark, Inc." and aparently mailed to the Company's headquarters. The check had been destined for the Company's wholly owned subsidiary, Danpen, Inc. ("Danpen"), the former name of which was "Esmark, Inc.", and which in turn was obligated to turn the check over to Beatrice Company, since it related to the 1984 tax year of Danpen. The Company has in turn filed a fourth party complaint against Byron A. Hero, Jr., its former Chairman of the Board and Chief Executive Officer, alleging conversion and breach of fiduciary duty. Beatrice charges in its complaint that Mr. Hero had received the check in his capacity as the principal of Esmark and endorsed it to his own uses, even though the check bore the employer identification number of Danpen and even though the 1984 tax year to which the refund applied was a year prior to the formation of Esmark. Beatrice filed its claim against Robinson, Silverman for conversion of the check in having established a client trust account on behalf of Mr. Hero, from which the funds were disbursed. Robinson, Silverman impleaded the Company on a theory of negligence in having allowed the check to fall under the control of Mr. Hero. The Company believes that this claim is without merit and that any potential liability that might result will not have a material adverse effect on its consolidated financial position or results of operations.

           7. The Company's income tax provision (benefit) rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three and nine months ended September 1996 and 1995. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three and nine months ended September 1996 and 1995. No allocation between current and deferred income taxes was made during the three and nine months ended September 1996 and 1995, as such amounts would not be considered material to the Company's consolidated financial position.

               The Company's deferred tax balance as of September 1996 and December 1995 was net of valuation allowances, each amounting to approximately $6,000,000. Valuation allowances have been established since it is more likely than not that certain tax benefits will not be realized.

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

               On June 7, 1996, pursuant to authorization of the Bankruptcy Court, Sun America Life Insurance Company ("SunAmerica") purchased at a foreclosure sale 2,010,000 shares of the Company's Common Stock (the "Esmark Shares"), that had been owned by Esmark, and that Esmark had pledged to SunAmerica to secure the repayment of certain indebtedness owing to SunAmerica by a subsidiary of Esmark. SunAmerica subsequently re-registered these shares in the name of its nominee. These shares represent approximately 33% of the Company's outstanding Common Stock.

               In 1992, Esmark was granted an irrevocable 10-year proxy to vote 990,000 shares of the Company's Common Stock by Electra Investment Trust P.L.C. ("Electra"), the registered owner of such shares (the "Electra Shares"). The Company has received an opinion of Delaware counsel that by virtue of the foreclosure sale of the Esmark Shares to SunAmerica, this proxy became revocable, although to date Electra has not yet revoked it. Since Esmark is being liquidated under Chapter 7 of the Bankruptcy Code the Trustee in Bankruptcy voted the Electra Shares at the Annual Meeting of Stockholders held on October 16, 1996, voting to withhold authority for the election of the two Directors who had been nominated. Because of the appointment of the Trustee for the Esmark estate, Byron A. Hero, Jr. is no longer in control of Esmark, and accordingly the agreement between the Company and Mr. Hero dated September 16, 1994, obligating him to cause Esmark to vote the Electra Shares in accordance with the terms of the agreement, is no longer in effect as to this obligation.

               The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under this agreement with respect to the Electra Shares.

               On October 4, 1996 the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer of the Board. At the meeting of the Board of Directors following the Annual Meeting of Stockholders on October 16, 1996 the Board of Directors voted to increase the number of Directors constituting the entire Board from eight to ten and elected Donald Schupak and Michel Benasra, SunAmerica's designees, to fill the vacancies. At the same time it amended the Company's By-laws to provide that the size of the Board cannot be further increased without the affirmative vote of the SunAmerica designees. It also extended an invitation to Electra to designate an additional director to become a member of the Board, but Electra has declined this invitation.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)


           9. The Company adopted a shareholder rights plan on June 5, 1996, for stockholders of record on June 17, 1996, which would become effective in the event of an accumulation of more than 35% of its Common Stock by an acquiror. A rights agreement was executed on June 5, 1996 between the Company and its Rights Agent, a copy of which was filed as an exhibit to the Company's Report on Form 8-K filed on June 6, 1996.

          10. The Company's Chairman of the Board, Howard D. Cooley, purchased 100,000 shares of the Company's common stock on June 3, 1996, through exercise of options at $3.00 per share. On June 5, 1996, the Company granted Mr. Cooley options to purchase 100,000 common shares, with an exercise price of $3.25, subject to adoption and approval of an amendment to the Company's stock option plan and increasing the number of shares available for issuance.

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

               RESULTS OF OPERATIONS

               Comparison of the Three and Nine Months of Year Ending December 1996 with the Three and Nine Months of Year Ended December 1995

               NET REVENUES:

               Net revenues amounted to $34.8 million for the three months ended September 1996, an increase of $1.2 million, or 3.6%, from the prior year three months ended September 1995. Net revenues for the nine months ended September 1996 amounted to $95.9 million, an increase of $0.6 million, or .6%, from the same prior year period. Wholesale revenues for the Company improved $0.3 million for the three month period, and declined $1.8 million for the nine-month period, whereas retail volume increased $0.9 million for the three month period and $2.4 million for the nine-month period ended September 1996 over the same prior year periods.

               Danskin activewear net revenues, which includes the Company's retail operations, amounted to $22.4 million for the three months ended September 1996, an increase of $1.3 million, or 6.2%, from the prior three months ended September 1995, and increased $1.8 million, to $60.6 million, or 3.1%, for the nine-month period ended September 1996, over the same prior year period.
               The Company's 48 retail stores generated
               $6.4 million in net revenues for the three months, and $15.7 million for the nine months ended September 1996, with seven additional stores opened in comparison with the prior year. Comparable retail store sales declined 3.8% for the three and nine months ended September 1996, which is comparable to general outlet industry trends. The Company continues to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS (CONTINUED)

               Pennaco legwear net revenues amounted to $12.4 million for the three months ended September 1996, a decline of $0.1 million, or .8%, from the three months ended September 1995, and declined $1.2 million, or 3.3%, to $35.3 million for the nine-month period ended September 1996, from the same prior year period. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade. The re-launch of Anne Klein sheer hosiery and tights was successfully introduced in July 1996, largely offsetting other branded declines. The Company `s Round The Clock Lycra(R) 3D "Leg-solutions" hosiery (containing Lycra(R) in every course), launched in the fall of 1995, has been well received, and has partially offset significant declines in the traditional Lycra(R) business. The Company believes it is the largest producer of the "Lycra(R) 3D" hosiery and hopes to capitalize on its current position.

               GROSS PROFIT:

               Gross profit increased by $0.8 million, or 6.9%, to $12.4 million in the three months ended September 1996, from the prior year period, and increased $1.5 million, or 4.7%, to $33.4 million for the nine months ended September 1996, over the same prior year period. Gross profit as a percentage of net revenues increased to 35.6% in the three months ended September 1996 from 34.5% in the three months ended September 1995, and increased to 34.8% for the nine months ended September 1996, from 33.5% in the same prior year period.

               Gross margins for activewear were 41.1% and 38.4% in the three months, and 39.6% and 38.1% for the nine months ended September 1996 and 1995, respectively. This increase was primarily attributable to improvements in retail inventory mix for the three and nine month periods, and prior year liquidations of certain excess wholesale inventories during the quarter.

               Legwear gross profit declined to 25.8% in the three months ended September 1996 from 28.0% in the prior period, and improved to 26.6% for the nine months ended September 1996 from 26.0% in the prior period. The quarter decline was principally due to lower margins associated with new branded product launches and a continued competitive market in traditional Lycra(R) products. The year to date improvement in gross profit was primarily attributable to private label price increases and reductions in certain production costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS (CONTINUED)

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses, which include retail store operating costs, increased by $0.5 million, or 5.0%, to $10.5 million, or 30.2% of net revenues, in the three months ended September 1996, and increased $0.5 million , or 1.6%, to $31.5 million, or 32.8% of net revenues, in the nine months ended September 1996, over the same prior year periods. Selling, general and administrative expenses, excluding retail store operating costs, increased $0.1 million, or 1.3%, to $7.6 million, or 21.8% of net revenues, from $7.5 million, or 22.3% of net revenues. Wholesale expenses for the nine months ended September 1996 declined $0.7 million, or 2.9%, to $23.3 million, or 24.3% of net revenues, from $24.0 million, or 25.2% of net revenues, in the same prior year period, despite a $0.5 million prior year insurance refund of certain legal costs. The wholesale decrease in the September 1996 nine-month period was principally a result of a reduction in the provision for doubtful accounts and lower compensation costs, partially offset by increased print advertising costs.

               OPERATING INCOME/LOSS:

               As a result of the foregoing, income from operations (i.e., income /loss before interest expense, non-recurring charges and income taxes) amounted to $1.9 million for the three and nine months ended September 1996, an improvement of $0.3 million for the three-month period and an improvement of $1.0 million for the nine month period. The legwear business contributed most significantly to the year to date improvement.

               INTEREST EXPENSE:

               Interest expense amounted to $1.2 million for the three months ended September 1996 and 1995, and $3.6 million and $3.7 million for the six months ended September 1996 and 1995, respectively. The Company's effective interest rate was 10.4% and 10.7% for the three months ended September 1996 and 1995, and 10.5% and 10.9% for the nine months ended September 1996 and 1995, respectively. Effective interest rates declined principally due to more favorable market rates and bank terms, as well as the lower interest rate of 8% associated with the subordinated convertible debentures.

               INCOME TAX PROVISION (BENEFIT):

               The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes for the three and nine months ended September 1996 and June 1995. The Company's deferred tax balance of $3.9 million as of September 1996 and December 1995 was net of a valuation allowance, each amounting to approximately $6.0.

               NET INCOME (LOSS):

               As a result of the foregoing, net income was $0.5 million for the three months ended September 1996, an increase of $0.2 million from net income in the three months ended September 1995 of $0.3 million, and was a net loss of $2.0 million for the nine-month period, an improvement of $3.2 million from a $5.2 net loss in the prior year, which included a $2.5 million non-recurring charge.

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

               Net cash flow used in operations increased by $7.3 million to $6.1 million for the nine months ended September 1996, from cash provided from operations of $1.2 million in the nine months ended September 1995, principally attributable to increases in working capital requirements in line with operations and an improved Activewear sales order bank.

               On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement"), which provided for restructured terms of its financing arrangements (the "Restructuring"). The Restructuring consisted of converting $8.0 million of revolving credit balances into term obligations. Total term debt obligations aggregated $22.0 million after the Restructuring and as of September 28, 1996. Scheduled quarterly payments commenced on September 30, 1996 and range from $0.3 million to $1.5 million, with a final maturity in March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25.0 million amounted to $21.3 million as of September 28, 1996, with availability in excess of utilization of $4.3 million. The Company classifies $10.0 million of its revolving obligations as long term. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semiannual mandatory retirement of term debt principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5.0 million.

               The Loan and Security Agreement has been amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of subordinated convertible debentures, the exchange of such debentures for preferred stock and payment of the related dividends, and to increase an annual capital expenditure limitation to $2.0 million.

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

               In connection with the Restructuring, the Company issued warrants to First Union to purchase, at an exercise price per share equal to par value ($0.01), up to 10% of the Company's then outstanding Common Stock. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company is in compliance with the requirements of the Loan and Security Agreement, the Warrants provide no anti-dilution protection for First Union for any new issuance of securities.

               In connection with the Restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at September 28, 1996). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20.0 million, which provides for a prime rate limit of 9.25% for the period through October 1998.

               The Company completed the sale of subordinated convertible debentures to a bond fund on August 17, 1995. The debentures had an aggregate face value of $5.0 million, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contained customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provisions of the debenture.

               The Company issued 10% cumulative preferred shares, $5.0 million principal value, on August 6, 1996, having a liquidation preference of $5,000 per share, in exchange for the subordinated convertible debentures. The preferred shares are entitled to vote on an as converted basis, and have an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of the issuance under certain circumstances and will be adjusted in the event of dilution. The new preferred stock has the right to vote separately as a class for the election of one Director. The value of the preferred shares is accounted for as equity.

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

               On April 9, 1996, the Company engaged the services of Dillon Read & Co. Inc. to assist in the process of equity raising efforts. On August 6, 1996, the Company issued 10% cumulative preferred shares in exchange for subordinated convertible debentures, with $5,000,000 principal value recorded in equity. The Company continues to evaluate proposals for capital infusion to satisfy long-term funding needs for growth, and to explore a range of financing alternatives in an effort to reduce its indebtedness, lower interest costs and expand its business.

 PART II -     OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               See Note 6 in the Notes to Consolidated Condensed Financial Statements in Part I Financial Information of this Form 10-Q.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Stockholders of the Company, for the year ended December 30, 1995, was held on October 16, 1996. Stockholders voted on and approved the following Directors by the votes indicated:

                                            Mary Ann Domuracki  Howard D. Cooley

               For:                              6,395,980          6,396,880
               Withhold Authority:               1,015,711          1,014,811
               Broker Non-votes:                         0                  0


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a)    Exhibit
                       10.5.12 Addendum to lease, dated August 23, 1996, between Henry Klinge and the Registrant.

                       10.5.4 Lease agreement, dated March 22, 1996, between the city of Grenada, Mississippi and the Registrant.

                     *10.6.3D Amendment Three, dated April 4, 1996, to Employment Agreement, dated August 1, 1994, between the registrant and Mary Ann Domuracki.

                     *10.6.4D Amendment Three, dated April 4, 1996, to Employment Agreement, dated August 1, 1994, between the registrant and Beverly Eichel.
               (b)   Form 8-K

                     Form 8-k filed on October 4, 1996, reporting an Item 5 event.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DANSKIN, INC.



        November 12, 1996                          By:      /s/Edwin W.Dean
                                                      --------------------------
                                                   Edwin W. Dean
                                                   Vice Chairman of the Board,
                                                   General Counsel and Secretary



        November 12, 1996                          By:      /s/Beverly Eichel
                                                      --------------------------
                                                   Beverly Eichel
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                      STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .................   (R)