Form 10-K
period 1996-12-28
DANSKIN INC
filed 1997-03-28
CIK 889299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

Commission file number 0-20382

                                  DANSKIN, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    62-1284179
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 West 40th Street, New York, New York    10018
(Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (212) 764-4630
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.01 per share, and associated rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to
this Form 10-K [   ].

         As of March 7, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,336,163. Such aggregate market value was computed by reference to the closing price of the Common Stock on the Nasdaq SmallCap(TM) Market on such date.

         As of March 7, 1997, there were 6,100,452 shares of the registrant's Common Stock outstanding, excluding 1,000 shares held by a subsidiary.

         Unless the context indicates otherwise, the term "Company" refers to Danskin, Inc. and, where appropriate, one or more of its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         DANSKIN, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


  Page

PART I
  Item 1.    Business                                                      1-8
  Item 2.    Properties                                                    8-9
  Item 3.    Legal Proceedings                                            9-10
  Item 4.    Submission of Matters to a Vote of Security Holders            10

PART II
  Item 5.    Market for the Registrant's Common Stock and
                Related Stockholder Matters                                 11
  Item 6.    Selected Consolidated Financial Data                        12-14
  Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      15-24
  Item 8.    Financial Statements and Supplementary Data                    25
  Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         25

PART III
  Item 10.   Directors and Executive Officers of
                the Registrant                                           25-27
  Item 11.   Executive Compensation                                      28-32
  Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                           33-35
  Item 13.   Certain Relationships and Related Transactions              35-36

PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                      37-44

SIGNATURES                                                                  45

CONSOLIDATED FINANCIAL STATEMENTS                                     F-1-F-23

FINANCIAL STATEMENT SCHEDULES                                              S-1

                                     PART I


ITEM 1.  BUSINESS

General

         The Company designs, manufactures and markets several leading brands of women's activewear clothing, dance wear, tights and legwear. Danskin(R), Dance France(R) and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures the Givenchy(R) and Anne Klein(R) women's hosiery brands pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions: Danskin ("Danskin") for activewear and Pennaco ("Pennaco") for legwear.

         Danskin(R) is the leading brand of women's tights, dance wear and exercise clothing in the United States, enjoying a brand awareness factor of over 82% among American women. The Company believes the strong awareness of the Danskin(R) brand and its reputation for fit, comfort and durability will enable it to continue to expand its product lines to fit the active lifestyle of today's woman. In an effort to further capitalize on the high brand recognition of Danskin(R) and to develop additional channels for distribution, the Company operates two full price retail stores, one in New York City and the other in Miami's South Beach, which offer a wide assortment of Danskin(R) products. Additionally, the Company currently operates 46 factory outlet stores in 19 states.

         Pennaco hosiery is widely recognized for its quality, fit and innovation. The Company is one of the oldest manufacturers of hosiery in the United States and the second largest supplier of sheer hosiery to domestic, full line department stores and apparel specialty stores, as well as being the leading supplier of private label hosiery to these stores. The Company markets Round-the-Clock(R), which has been in the market since 1919, as well as two licensed brands of hosiery: Givenchy(R) and Anne Klein(R).


Strategy

         The Company has developed a diversified portfolio of well regarded branded and private label products that can be offered to consumers at varying price points through each of its channels of distribution. Its objective is to utilize this portfolio and the high name recognition of its proprietary and licensed brands to capitalize on its brand name in order to become a complete activewear resource and to complete the transition from being principally a supplier of sheer hosiery to being a supplier of a full line of women's legwear. Key elements of the Company's strategy include the following:


          ------------------------------------------------------------

Danskin(R), Danskin Plus(R), Dance France(R) and Round-the-Clock(R) are registered trademarks of Danskin, Inc.
Givenchy(R) is a registered trademark of Givenchy S.A.
Anne Klein(R) is a registered trademark of Anne Klein & Company. Christian Dior(R) is a registered trademark of Christian Dior S.A.
Shape(R) is a registered trademark of Weider Publications, Inc.
Lycra(R) is a registered trademark of E.I. DuPont de Nemours & Co., Inc.

Market Segmentation

Activewear

         The Company sells its activewear products to approximately 6,000 accounts, representing over 12,000 stores. These products are targeted towards different segments of the wholesale market. Danskin(R) and Danskin Plus(R) (activewear for the large sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Inc., Jumbo Sports, Inc., and Oshman's Sporting Goods, Inc., full line department stores, including Dillard's, Burdine's, Nordstrom, Lord & Taylor, Macy's and Belk Stores, and many smaller sporting goods and specialty stores. Dance France(R) is the Company's line of high fashion bodywear targeted for the fitness enthusiast that is distributed principally through full line department stores, such as Nordstrom's and Macy's, and specialty stores. The Company believes that its strategy of developing product lines for specific channels of distribution enhances its ability to maintain the integrity of its brands while reducing the risk associated with any particular line.

Legwear

         The Company sells its legwear products to approximately 1,870 accounts, representing over 2,500 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's), Bloomingdale's, Dayton Hudson - Marshall Field's, Lord & Taylor, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Carson Pirie Scott and Talbot's (including its catalog). The Company provides a diversity of legwear products to its customer base at each price/quality level, and it seeks market niches for product expansion. Within this universe, the market is divided principally by retail price point, with designer brands, such as Anne Klein(R) and Givenchy(R), occupying the upper positions at generally higher gross margins, non-designer brands, such as Round-the-Clock(R), occupying the middle, and with private label at the bottom. The Company believes the reintroduction of Anne Klein(R) sheer hosiery in 1996, the introduction of Anne Klein(R) socks and an upscale Givenchy(R) couture line and the launch of "Leg Solutions" by Round-the-Clock(R), together with the Company's traditional strength in private label products, will further position the Company as a leading legwear resource to its customer base.


Expansion of Danskin(R) Product Lines

         The Company has introduced a variety of new activewear products. This expansion has included sports bras, a complete line of exercise clothing designed for walking (Danskin(R) Walking Gear), and Fitness Slimmers(TM), a Danskin(R) bodywear line containing support features. This expansion of product lines exemplifies the Company's strategy to take the brand beyond the gym and dance studio and into a woman's total active lifestyle. Due to the strength of the Danskin(R) name, the Company has expanded its product offerings in categories such as fleece and outerwear, which complement its traditional strength in stretch bodywear and tights. This strategy should facilitate the Company's ability to sell a fully merchandised wardrobe concept to retail customers and to have Danskin(R) brand products offered for sale in many more departments in department stores.


International Sales Expansion

         The Company believes that the Danskin(R) brand enjoys strong recognition in many foreign markets, including Canada, Germany, England, Australia and Italy. Accordingly, the Company has targeted international markets as a potential significant source of growth. It generally approaches this market through distributors, although it distributes directly in Canada and is considering direct distribution in other foreign countries as well. Export net sales over the past three full fiscal years were $5.2 million in fiscal 1994, $6.2 million in fiscal 1995 and $6.7 million in fiscal 1996.

Establishment of  the Company as a Complete Legwear Resource

         Pennaco is the number two hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and is valued for the fit and quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also the major supplier of private label sheer hosiery sold by these department stores. The Company has developed initiatives for each of its legwear brands to penetrate new market niches. These include the reintroduction of Anne Klein(R) sheer hosiery to take advantage of the extensive Anne Klein(R) presence on the main floor of department stores and to build on the success of its established Anne Klein(R) trouser socks. The Company's strategy also includes the further rollout of Round-the-Clock(R) "Leg Solutions," one of the first brands to offer "Lycra 3-D" construction (with additional Lycra(R) content, thereby rendering the product softer to the touch, more durable, better fitting and visually more attractive), and the introduction of Round-the-Clock(R) "Nine Months" pantyhose made specifically for wear during maternity. The Givenchy(R) brand was repackaged, and an upscale "couture" line has been marketed. The Company has also introduced a line of packaged bodywear (produced by Danskin), which is designed to be displayed on wall fixtures in the hosiery department of department stores. Recognizing the trend towards more casual dressing, the Company intends to lessen its reliance upon sales of sheer hosiery and to increase its socks and tights business, which currently accounts for approximately 10% of shipments, to 30%. It has launched a Danskin(R) sock and tight line and Anne Klein(R) socks and tights, and is launching its own line of Round-the-Clock(R) socks and tights.

Licensing of Danskin(R) Name

         The Company currently licenses the Danskin(R) brand to manufacturers of women's underwear, kids' socks, cycling wear and footwear. The Company believes there is an opportunity to license the Danskin(R) name for additional product categories, such as swimwear, sunglasses, watches and outerwear. The Company believes that selective licensing enhances its brand value, because it expands the level of retail purchases of the name, it affords cross marketing and merchandising opportunities, and it provides additional product categories for sale in Company owned stores.

Outlet Store Strategy

         Over the past year, the Company's outlet stores have experienced sales declines comparable to that in the outlet industry as a whole. In response, the Company is evaluating the performance of selected locations and attempting to renegotiate the leases on certain underperforming outlet stores and is limiting the number of new outlet stores it opens each year. In addition, in order to improve the operating performance of its outlet stores, the Company has changed the stores' merchandise mix and ordering practices, and now provides for the automatic replenishment of product as determined by model stock levels.

Expansion of Full Price Retail Stores

         In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. The Company believes that the Danskin(R) name recognition of over 82% among American women and the brand's reputation for fit, comfort and durability provide the Company with an opportunity to open additional full price Danskin(R) stores in freestanding metropolitan and upscale mall locations. These stores offer the Company's consumers a wider assortment of Danskin(R) merchandise by carrying an inventory of approximately 1,500 SKU's (stock keeping units), contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(R) products. In addition to opening a new channel of distribution for the Company's products, the Company believes these stores are an effective form of consumer advertising and help "showcase" the full assortment of its activewear merchandise. An additional benefit is that the stores provide ideal testing conditions for the introduction of new products, such as Danskin(R) footwear, sweaters, denim jeans and sunglasses. The Company believes there are ample opportunities for select national expansion of its full price retail strategy, although additional financing will be required to open new full price stores.

Products

Activewear

         The Company designs, manufactures and markets several leading brands of women's and girls' activewear (including bodywear, cover-ups and outerwear), dance wear and tights under the Danskin(R), Dance France(R) and Shape(R) labels. The Company also has introduced casual socks and fashion tights under the Danskin(R) brand name to full line department and specialty stores. Dance France(R) is the Company's line of high fashion bodywear offering finer fabrics, textures and prints, and is primarily directed to specialty stores at higher price points. The Company also licenses the name Shape(R), under which it produces activewear products for mass market distribution, although it plans to discontinue marketing this brand at the end of 1997, by mutual agreement with the licensor.

         Danskin realizes approximately 65% of activewear revenues from basic styles, with black being the single most popular color. These activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or prints. In an effort to improve margins and minimize operating complexity, the Company continually reviews and eliminates low-volume SKU's from its product offerings. The total number of SKU's for activewear is approximately 5,000.

         Dance France(R)activewear products sell at retail in a price range of $18 to $68, while Danskin(R)equivalents are $3.50 to $68.


Legwear

         The Company is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and tights to domestic, full line department stores and apparel specialty stores and the major supplier of private label hosiery to these stores. Approximately 36% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand, Round-the-Clock(R), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex (Lycra(R)) yarns to hosiery. In this tradition, with "Leg Solutions," Round-the-Clock(R) was the first American brand to introduce "Lycra 3-D" in department stores, and in the Fall of 1996, it introduced Round-the-Clock(R) "Nine Months" pantyhose made specifically for wear during maternity.

         Recognizing the trend towards more casual dressing, the Company has launched a Danskin(R) sock and tight line, as well as Anne Klein(R) socks and tights, and its own line of Round-the-Clock(R) trouser socks. It is launching Round-the-Clock(R) socks and tights for Fall 1997.

         The Company also manufactures and sells two licensed brands of hosiery:
Givenchy(R) and Anne Klein(R), which represented approximately 22% and 7% of 1996 legwear revenues. Givenchy(R) has been a leading brand since its introduction by Pennaco in 1979. The license agreement with Givenchy Corporation covers the United States, Canada and Mexico and expires on December 31, 1998. Anne Klein(R) legwear was initially launched during 1991 and was repositioned during the Fall 1996 season with a new line of sheer hosiery and a new marketing strategy in order to capitalize on its existing successful trouser socks business. The license with Anne Klein & Company expires on December 31, 1997, and covers the United States, certain other countries and duty-free shops throughout most of the world. The Company also formerly licensed the Christian Dior(R) brand under a license agreement which it allowed to expire at the end of 1996. See Item 3 - "Legal Proceedings."

         Anne Klein(R) sheer hosiery retails in a price range of $11.00 to $16.00; Givenchy(R) in a price range of $4.50 to $19.00; and Round-the-Clock(R) in a price range of $3.75 to $12.50.

         Although the Company is required to maintain a high number of legwear SKU's because of the complex packaging requirements of its private label customers, it knits only 160 styles. Product is held in an undyed state and is dyed, finished and packaged in accordance with forecasted demand. Over the past year, the Company has aggressively reduced both the number of legwear styles and SKU's it produces, which has contributed to improved gross margins.

Store Operations

Full Price Retail

         In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. These stores are designed exclusively for women and offer a wide assortment of Danskin(R) products. By adding new, higher priced Danskin(R) products, such as sweaters, sunglasses, denim jeans and jackets, the Company has raised the average amount of a retail transaction in its stores. It also believes that the full price store concept will be applicable in other major metropolitan areas and in selected upscale mall locations in the United States, and if it is successful in raising additional financing, it intends to further test that concept in new locations.

         The Company's New York City and South Beach stores cover 2,500 square feet, and the Company expects that full price stores to be opened in the future will range in size from approximately 2,000 to 2,500 square feet. The Company estimates that capital expenditures for each store of this size will average approximately $300,000, and that each store will require approximately $150,000 of inventory.


Outlets

         The Company currently operates 46 outlet stores located in 19 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,100 to 12,000 square feet, with the average being approximately 5,400 square feet. These stores traditionally have provided a channel of distribution for closeout merchandise. Over the past year, the Company's outlet stores have experienced sales declines comparable to that in the outlet industry as a whole. The Company has taken steps which have improved inventory turns and margins for its outlet stores. See "-Strategy-Outlet Store Strategy."


Operations

Activewear

         The Company manufactures over 80% of its activewear products at its 275,000 square foot plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. Manufacturing domestically allows the Company to respond to customer's orders quickly and also allows its designers to respond quickly to market trends, thus enabling the Company to defer fabric purchase commitments until product samples have been seen by buyers and to defer authorization of fabric cutting until approximately three weeks prior to expected shipment dates. In order to complement the York plant, the Company has acquired a sewing facility in Mexico, operating under NAFTA, that currently produces activewear products with lower costs on a contract basis. This facility provides the activewear plant with expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. In addition, as the Company progresses in its strategy of diversification of its activewear product offerings, it expects to source an increasing proportion of total production through offshore contractors.

         The York plant has a dyeing facility, which enables the Company to hold garments in an undyed state and then to dye them when customer orders are received, thereby minimizing inventory risk and inventory levels. The Company is also able to do its own screen printing at this facility. Distribution of activewear is made from York.


Legwear

         The Company manufactures its hosiery in its 281,000 square foot facility in Grenada, Mississippi. The facility's current capacity is 60,000 dozen pairs per week, with the Company currently producing approximately 32,000 dozen pairs per week. Actual production varies according to seasonal requirements. The plant operates over 500 high speed knitting machines and has a state-of-the-art dyeing facility that has helped make Pennaco a recognized leader in the industry for its fashion and color offerings. Legwear distribution facilities are also located in Grenada.

         The Company continues to process a substantial, and increasing, portion of its customer orders through EDI programs, which permit the receipt of purchase orders and, in some cases, the transmission of invoices electronically. In addition, the Company has established a "New Quick Response Program" for certain high volume styles, which has enhanced its EDI replenishment capabilities and has enabled it to ship products within five days of the order.

Sales and Marketing

         The Company's domestic sales force consists of approximately 35 sales people, all of whom are responsible for marketing both activewear and legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores.

         Export sales are made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(R) activewear directly.

         The Company emphasizes its commitment to customer service through a staff of approximately 150 area representatives, located throughout the country, whose principal responsibility is field merchandising of legwear products in department stores. These representatives are present in the stores during peak consumer traffic periods; they merchandise the selling fixtures, instruct store personnel about effective selling, conduct seminars, interact directly with consumers and are available to support in-store events and promotions, all with the goal of maximizing sales of the Company's products. To a lesser extent, they also merchandise the Company's activewear products in the department stores.

         One of the Company's principal promotional vehicles for activewear is its title sponsorship of the Danskin(R) Women's Triathlon Series, an annual series of six triathlon competitions for women. The Company uses the series as a promotional event for both retailers and consumers, and it offers seminars at retail stores for participants prior to the race event in each location. The Company further evidences its support of women's programs by donating a portion of the triathlon entry fees to the Susan G. Komen Breast Cancer Foundation.

         The Company has also developed an advertising and marketing program which capitalizes on the celebrity status in gymnastics of Nadia Comaneci, a 1976 and 1980 Olympic gold medalist, and Kerri Strug, 1996 Olympic gold medalist. Nadia appears in advertisements and is featured in catalogs and promotional materials, and both of them make in-store and event appearances on behalf of Danskin. The Company believes that their accomplishments and dedication to their sport and their achievements in Olympic gymnastics reflect well on the image of the Danskin(R) brand, and much of the Company's marketing effort has been focused on them.

         The Company also sponsors Team Danskin, a group of world class women athletes from a variety of sports. The rising level of participation by women in all sports has prompted Danskin to expand its fitness apparel offerings in recent years and to direct more of its marketing efforts toward these consumers. The Team Danskin members help the Company's designers create products suitable for each of their sports. They are selected not only for their accomplishments but also for their communications skills. All are expected to appear at in-store promotions, trade shows and sales meetings. The current active Team Danskin members include, in addition to Nadia Comaneci and Kerri Strug (gymnastics), Patty Dodd (volleyball), Candace Cable (physically challenged downhill skier) and Nicole Bobek (figure skating). The Company also sponsors walking seminars in stores to support its introduction of the Danskin(R) Walking Gear, and otherwise focuses its marketing efforts on sports with a high level of participation by girls and high media awareness, such as figure skating and gymnastics.

         Legwear marketing programs consist primarily of in-store promotions, co-operative advertising and in-store legwear seminars, which are designed to teach the stores' sales personnel how to sell the product.

Seasonality

         The Company's business achieves seasonally higher financial performance in its September fiscal quarter, principally as a result of "back-to-school" purchases.

Suppliers

         The Company's raw materials consist principally of piece goods and yarn that are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company obtains Lycra(R) from DuPont. Although from time to time there have been shortages of Lycra(R), such shortages have not adversely affected the Company. The Company does not have long-term formal arrangements with any of its suppliers. However, the Company to date has been able to satisfy its raw material requirements and considers its sources of supply adequate.

Trademarks

         The Company owns and utilizes a variety of trademarks, the principal ones being Danskin(R), Dance France(R) and Round-the-Clock(R). The Danskin(R) trademarks are owned by the Company worldwide, except in Japan, and are registered with the United States Patent and Trademark Office and in most other major jurisdictions of the world. In Japan, the trademark is owned by the Company's former licensee, Goldwin, Inc., with whom the Company has a long-term cooperation agreement.

         Certain of the Company's other trademarks are registered with the United States Patent and Trademark Office and in some foreign jurisdictions as well. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company actively protects its trademarks against infringement.

Regulation

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the federal "Superfund" program. The Company cannot with certainty assess at this time the impact upon its operations or capital expenditure requirements of future emission standards, and enforcement practices under the 1990 amendments to the Clean Air Act.

         The Company also is subject to federal, state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act ("OSHA"). As part of its OSHA compliance efforts, the Company requires all personnel working in high noise areas and those working in certain areas with high concentrations of dust to wear protective equipment.

         The Company believes that it currently is in compliance in all material respects with existing OSHA standards and environmental laws and regulations. The Company does not believe that there is a substantial likelihood that further OSHA or environmental compliance will require substantial expenditures or materially affect its operations or competitive position.

Employees

         As of December 28, 1996, the Company employed 1,353 persons on a full-time basis, of whom 742 were employed at Danskin, 561 were employed at Pennaco and the remainder were employed at the Company's executive offices. At such date, 955 of the Company's employees were paid on an hourly basis, and the remainder were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

Competition

         The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better established brand names, than the Company. The Danskin(R), Dance France(R) and Shape(R) brands compete with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Fila, Champion, Authentic Fitness, Weekend Exercise Company, Hanes Her Way and Jacques Moret. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Jockey International, Inc., Kayser-Roth Corp. and Ithaca Industries, Inc. The Company does not market its legwear either in the mass market channel of distribution or in food or drug stores.


ITEM 2.  PROPERTIES

         The Company leases its principal executive offices and showroom located at 111 West 40th Street in New York City. Such lease provides for annual rent of $748,000 and expires in December 2001.

         The Danskin plant is located in York, Pennsylvania and contains office space, inventory storage space and a shop area where substantially all of the Company's activewear products are manufactured. This facility is owned by the Company. Danskin also leases a distribution facility in York, Pennsylvania. Such lease provides for annual rent of $424,000 and expires in September 1999.

         The Pennaco mill is located in Grenada, Mississippi and contains office space and inventory storage space where substantially all the hosiery products manufactured by the Company are produced. The Company leases this facility from the City of Grenada for a nominal rent through the year 2065. The distribution center is also leased from the City of Grenada for annual rent of $333,000, under a lease that expires in December 2008.

         The Company also has committed to lease space for 47 retail stores at annual rents ranging from $17,000 to $300,000 under leases expiring in fiscal 1997 through fiscal 2006. One outlet store is owned by the Company. Two outlet store leases expire in 1997 and will not be renewed because of a lack of profitability. The Company may also attempt to negotiate additional lease terminations.

         The Company's facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of additional growth. None of the Company's properties is leased from any affiliated entity.

         Substantially all of the Company's properties and other assets are pledged to First Union National Bank of North Carolina ("First Union") to secure the Company's obligations under its loan and security agreement with First Union (the "Loan Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 11 in the Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

         In December 1992, several class actions (subsequently consolidated) were filed against the Company, certain of its officers and directors, the underwriters of its initial public offering and the Company's former parent, Esmark, Inc. ("Esmark"), in the U.S. District Court for the Southern District of New York, alleging that materially false and misleading statements were made in the prospectus for the Company's initial public offering and in subsequent public statements and a regulatory filing. These actions arose following the Company's reporting of a $1,000,000 pretax charge against income in fiscal 1993 related to production problems caused by an unauthorized change in product specifications by a yarn vendor. Following a fairness hearing held on May 29, 1996, the Court entered an Order and Final Judgement approving a settlement of the consolidated actions. The settlement was funded in its entirety by defendants unrelated to the Company and by the carrier of the Company's Directors' and Officers' Liability insurance policy. The Company also recovered a portion of its cost of defending the action from the carrier. The Order and Final Judgment certified the class and released all of the defendants from claims by the class members arising from the purchase of the Company's securities, as well as claims for contribution or indemnification arising from a class member's claims.

         On August 19, 1994, a stockholder, who is also a plaintiff in the securities class action litigation described above, filed a derivative action in the Delaware Court of Chancery against Esmark and the directors of the Company, with the Company as nominal defendant, alleging that a certain amount of funds advanced by the Company to Esmark, and for which reserves charged to operations have been established by the Company, constituted a waste of corporate assets. The action did not seek any damages from the Company. This matter was settled by agreement dated May 17, 1996 among the plaintiffs, the defendants and the carrier of the Company's Directors' and Officers' Liability policy, and the terms of the settlement were approved by the Delaware Court of Chancery on November 26, 1996.

         The Company terminated its prior Canadian license agreement of the Danskin(R) and Playskin(R) trademarks in December 1995 and initiated direct sales of Danskin(R) merchandise in Canada. In January 1996, the Company received a letter from the former Canadian licensee threatening legal action to recover damages resulting from the "unethical manner" in which it had conducted negotiations concerning the relationship. The Company believes it is unlikely that there will be any further assertion of these claims by the former licensee and that it has substantial defenses to any allegations that may be brought. The Company has commenced litigation against a principal of the former licensee for fraud in the willful under reporting of royalties that were due under the prior license agreement and for damages.

         The Company was named as third party defendant in Beatrice Company v. Robinson, Silverman, etc., U.S. District Court, Southern District of New York, 96 Civ. 4110 (HB), an action for conversion by the defendant of a tax refund check in the amount of $1,141,323.85 that was issued by the Internal Revenue Service in the name of "Esmark, Inc." and apparently mailed to the Company's headquarters. The check had been destined for the Company's wholly owned subsidiary, Danpen, Inc. (" Danpen"), the former name of which was " Esmark, Inc.", and which in turn was obligated by agreement to turn the check over to Beatrice Company, since it related to the 1984 tax year of Danpen. The Company in turn filed a fourth party complaint against Byron A. Hero, Jr., its former Chairman of the Board and Chief Executive Officer, alleging conversion and breach of fiduciary duty. Beatrice charged in its complaint that Mr. Hero had received the check in his capacity as the principal of Esmark and endorsed it to his own uses, even though the check bore the employer identification number of Danpen and even though the 1984 tax year to which the refund applied was a year prior to the formation of Esmark. Beatrice filed its claim against Robinson, Silverman, Pearce, Aronsohn & Smith for conversion of the check in having established a client trust account on behalf of Mr. Hero, from which the funds were disbursed. Robinson, Silverman, Pearce, Aronsohn & Smith impleaded the Company on a theory of negligence in having allowed the check to fall under the control of Mr. Hero. This action has now been discontinued by stipulation among all the parties, and an order of dismissal was entered on February 19, 1997.


         On March 11, 1997 a complaint was filed against the Company in Christian Dior Couture S.A. and Christian Dior, Inc. vs. Danskin, Inc., U.S. District Court, Southern District of New York, 97Civ. 1709 (sas), an action brought by the Company's former licensor of the Christian Dior [registered trademark symbol] trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. Concurrently with the filing of the complaint, the plaintiffs also requested an order directing the Company to show cause as to why a temporary restraining order should not be entered enjoining the Company from, among other things, selling any non-conforming merchandise under Dior's trademark. On March 14, 1997, the parties entered into a Stipulation and Order resolving the issues relating to the plaintiffs' request for an injunction which was so ordered by the District Court on March 17, 1997.

         The Company intends to contest these allegations and to assert affirmative defenses in its answer to the complaint, which is not yet due, and management believes that any possible ultimate liability of the company in these proceedings will not be material to its consolidated financial position or results of operations.

         The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of thse proceedings will not, in the aggregate, have material adverse impact on the financial condition, results of operations, liquidity or business of the Company.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock was traded over-the-counter on the Nasdaq National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The Nasdaq SmallCap(TM) Market under the same symbol. The following table presents the quarterly high and low bid quotations during the last two fiscal years. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


==========================================================================
Nine Months ended December 30, 1995                     HIGH       LOW
--------------------------------------------------------------------------
    Three-month period ended June                   $ 3.50         $ 1.875
--------------------------------------------------------------------------
    Three-month period ended September                3.75           2.25
--------------------------------------------------------------------------
    Three-month period ended December                 5.625          3.00
--------------------------------------------------------------------------
Fiscal Year ended December 28, 1996
--------------------------------------------------------------------------
    Three-month period ended March                    4.875          3.375
--------------------------------------------------------------------------
    Three-month period ended June                     4.00           2.50
--------------------------------------------------------------------------
    Three-month period ended September                4.00           1.875
--------------------------------------------------------------------------
    Three-month period ended December                 3.125          2.125
==========================================================================


         As of March 7, 1997, the closing price of the Common Stock on the Nasdaq SmallCap(TM) Market was $2.50, and the number of stockholders of record of the Company's Common Stock was approximately 155.

         The Company has not declared any dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan Agreement with First Union prohibits the payment of dividends without the lender's consent.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Commencing with the nine months ended December 30, 1995, the Company changed its fiscal year end to the last Saturday in December. The following selected consolidated operating data for each of the three years in the period ended March 25, 1995, the two nine month periods ended December 24, 1994 and December 30, 1995, and the two twelve month periods ended December 30, 1995 and December 28, 1996, and the financial position for each of the periods then ended, have been derived from the consolidated financial statements of the Company. The twelve month period ended December 30, 1995 is herein referred to as the "Twelve Months 1995"; the nine-month period ended December 30, 1995 is referred to as "Nine Months 1995"; the twelve month period ended December 24, 1994 is referred to as the "Twelve Months 1994"; and the nine-month period ended December 24, 1994 is referred to as the "Nine Months 1994." The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Form 10-K.

                                                       Fiscal Years            Fiscal Nine Months     Fiscal Years
                                                       Ended March               Ended December      Ended December
                                                       ------------            ------------------    --------------
                                                                   (in thousands, except per share amounts)

                                                 1993      1994      1995        1994      1995     1995       1996
INCOME STATEMENT DATA:                         -------   -------   -------     -------   -------  -------    -------
Net revenues
  Danskin                                      $68,342   $71,814   $74,608     $55,003   $56,732  $76,337    $80,608
  Pennaco(1)                                    66,148    59,683    53,510      40,964    37,055   49,601     47,537
                                               -------   -------   -------     -------   -------  -------    -------
    Total                                      134,490   131,497   128,118      95,967    93,787  125,938    128,145

Cost of goods sold
  Danskin                                       42,068    42,797    45,979      33,769    35,028   47,244     49,056
  Pennaco(1)                                    45,432    43,207    41,367      31,640    27,153   36,874     34,554
                                               -------   -------   -------     -------   -------  -------    -------
    Total                                       87,500    86,004    87,346      65,409    62,181   84,118     83,610

Gross profit
  Danskin                                       26,274    29,017    28,629      21,234    21,704   29,093     31,552
  Pennaco(1)                                    20,716    16,476    12,143       9,324     9,902   12,727     12,983
                                               -------   -------   -------     -------   -------  -------    -------
                                                46,990    45,493    40,772      30,558    31,606   41,820     44,535
Selling, general and
  administrative expenses                       42,934    43,847    44,077      32,038    29,851   41,895     42,026
                                               -------   -------   -------     -------   -------  -------    -------
Operating (loss) income before non-recurring
  charges                                        4,056     1,646    (3,305)     (1,480)    1,755      (75)     2,509
Non-recurring charges (2)                          ---     6,244     4,143       1,645     1,100    3,598        ---
Interest expense                                 2,353     2,343     3,928       2,684     3,699    4,943      4,721
                                               -------   -------   -------     -------   -------  -------    -------
(Loss) income before (benefit from)
  provision for income taxes, cumulative
  effect of a change in accounting method
  and extraordinary item                         1,703    (6,941)  (11,376)     (5,809)   (3,044)  (8,616)    (2,212)
(Benefit from) provision for income taxes(6)       195       370    (1,719)     (1,524)      178      (20)     2,777
                                               -------   -------   -------     -------   -------  -------    -------
(Loss) income before cumulative effect
  of a change in accounting method and
  extraordinary item                             1,508    (7,311)   (9,657)     (4,285)   (3,222)  (8,596)    (4,989)
Cumulative effect of a change in accounting
  method                                           ---       250       ---         ---       ---      ---        ---
Extraordinary item                                 ---       ---       ---         ---       ---      ---        ---
                                               -------   -------   -------     -------   -------  -------    -------
Net (loss) income                                1,508    (7,061)   (9,657)     (4,285)   (3,222)  (8,596)    (4,989)
                                               =======   =======   =======     =======   =======  =======    =======
Preferred Stock dividend                           240       ---       ---         ---       ---      ---       202
                                               -------   -------   -------     -------   -------  -------    -------
(Loss) income applicable to Common Stock        $1,268   ($7,061)  ($9,657)    ($4,285)  ($3,222) ($8,596)   ($5,191)
                                               =======   =======   =======     =======   =======  =======    =======
Common Stock dividend-cash                     $15,000       ---       ---         ---       ---      ---        ---
                                               =======   =======   =======     =======   =======  =======    =======

(Loss) earnings per share(3)
  (Loss) income before cumulative effect of a
    change in accounting method                   $.26    ($1.23)   ($1.64)      ($.73)    ($.54)  ($1.45)    ($0.86)
  Cumulative effect of a change in accounting
    method                                         ---       .04       ---         ---       ---      ---        ---
                                               -------   -------   -------     -------   -------  -------    -------
  Net (loss) income                               $.26    ($1.19)   ($1.64)      ($.73)    ($.54)  ($1.45)    ($0.86)
                                               =======   =======   =======     =======   =======  =======    =======
Weighted average number of common shares
  outstanding                                    4,947     5,915     5,904       5,900     5,921    5,921      6,011
                                               =======   =======   =======     =======   =======  =======    =======

Working Capital                                $28,927   $17,066   $17,618     $19,585    67,742  $25,656    $24,559
Total assets                                    68,892    74,481    77,741      81,601    67,742   67,742     66,940
Long-term debt (excludes current
  obligations)(4)                               15,293    13,850    24,399      22,743    36,666   36,666     31,589
Total debt(5)                                   26,435    38,371    45,725      44,083    41,101   41,101     41,558
Total stockholders' equity (4)                  22,416    13,408     5,195       9,233     1,519    1,519        801

(1) Pennaco recorded a $1.0 million pre-tax charge against income in fiscal 1993 related to production problems caused by an unauthorized change in product specifications by a yarn vendor. Net revenues and cost of goods sold were each adversely affected by $0.5 million in fiscal 1993.

(2) Non-recurring charges were $1.1 million for the Nine Months 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs.

         Non-recurring charges were $4.1 million (net of $0.7 million in related party interest income) for fiscal 1995. The non-recurring charges included costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from Esmark, an accrual for certain executive compensation costs and costs associated with certain litigation, and the write-off of certain non-operating long-term assets.

         Fiscal 1994 included $1.1 million of non-recurring charges associated with the acquisition and development of additional private label hosiery programs and a $5.2 million full reserve of amounts due from Esmark, the Company's former parent, excluding $0.2 million in related party interest income. Such reserve was considered necessary principally due to the diminution in the market value of one of Esmark's principal assets, its 2,010,000 shares of Common Stock of the Company. See Note 13 in the Notes to Consolidated Financial Statements.

(3) (Loss) earnings per common share is based on the weighted average number of shares and common share equivalents. The weighted average number of shares gives effect to the issuance of 3,000,000 shares of Common Stock in connection with the Company's initial public offering (the "Initial Public Offering"), and to the issuance of 3,000,000 shares of the Common Stock to Esmark in July 1992. Common share equivalents consist of a warrant to purchase 333,000 shares of the Common Stock at a nominal price for fiscal 1993.

(4) On August 19, 1992, the Company consummated the Initial Public Offering of 3,000,000 shares of Common Stock at $13.00 per share, which provided proceeds of $34.6 million, net of underwriting discounts and related costs. The net proceeds of the Initial Public Offering received by the Company were used to: (i) redeem all outstanding shares of a certain preferred stock outstanding for $5.2 million (including accrued dividends of approximately $0.2 million to the date of redemption);
         (ii) repay $13.9 million in debt obligations; (iii) pay $0.5 million to the Company's former lender, representing the balance of the purchase price of $2.0 million due for the Company's purchase of a warrant issued to such lender that provided for the purchase of 10% of the Common Stock of the Company by such lender; and (iv) pay to Esmark a dividend of $15.0 million that was declared prior to the date of the Initial Public Offering.

(5) In connection with an amendment to the Company's loan and security agreement with First Union in November 1994, $6.1 million in term debt refinancing was obtained, directly reducing revolving obligations. Bank debt obligations totaled $45.7 million as of March 25, 1995, with revolving credit obligations totaling $31.3 million and term obligations totaling $14.4 million. Effective June 22, 1995, the Company amended its Loan Agreement with First Union, pursuant to which an additional $8.0 million in term debt refinancing was obtained, reducing revolving credit obligations to a balance of $22.0 million and increasing term obligations to $22.0 million. In addition, the maturity date of all obligations to First Union was extended from August 1996 to March 2002. Total First Union debt obligations as of December 28, 1996 and December 30, 1995 amounted to $41.6 million and $36.1 million including a revolver balance of $20.0 million and $14.1 million, and term obligations at $21.6 million and $22.0 million, respectively. Total revolving credit availability in excess of utilization under the new terms of the Loan Agreement amounted to $3.5 million and $8.5 million as of December 28, 1996 and December 30, 1995, respectively and $2.0 million at March 25, 1995. See Note 10 in the Notes to Consolidated Financial Statements.

(6) Fiscal Year Ended December 28, 1996 included a $2.5 million increase in the valuation allowance which reduced the net defered tax asset to zero.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10K.

Background

         In 1986, the Company was acquired by Esmark from Beatrice Companies, Inc. (the corporate parent of Playtex International) in a leveraged buyout transaction. From 1986 to 1992, the Company generated positive earnings and cash flow which were used to grow the hosiery and activewear businesses. In August 1992, the Company completed the Initial Public Offering, resulting in net proceeds of approximately $39.0 million. The Company received approximately $14.0 million of the net proceeds from the Initial Public Offering, which were used to further reduce indebtedness.

         During the fiscal year ended March 1994, the Company began to experience decreased hosiery sales as overall market demand declined due to a trend toward casual clothing. As a result of hosiery sales declines, a $6.2 million non-recurring charge, principally for a write-off of an advance to Esmark, and continued legal costs associated with certain litigation, the Company incurred a $7.1 million net loss in the fiscal year ended March 1994. During fiscal year ended March 1995, the Company suffered a $9.7 million net loss principally due to a $4.1 non-recurring charge associated with continued decreases in hosiery sales, the loss of a large private label hosiery customer and continued legal costs associated with class action lawsuits. These losses constrained the Company's cash flow, resulting in increased bank borrowings. This tight cash flow caused the Company's legwear operations in certain instances to operate with insufficient inventory and to ship incomplete orders. This cash flow shortfall also hampered the Company from pursuing certain strategic opportunities in the Danskin division, including opening full price retail stores, expanding the Company's international operations and broadening the Company's product line to capitalize on Danskin's high consumer brand recognition. The Company has undertaken a number of aggressive steps to improve its operating results. These steps have included: (i) the appointment of a new Chairman; (ii) amending the terms of the Loan Agreement, which is designed to provide more flexible financial terms; (iii) significant reductions in selling, general and administrative costs; (iv) the issuance of a $5.0 million convertible subordinated debenture (the "Debenture") and the subsequent exchange thereof for the Company's 10% Cumulative Convertible Preferred Stock (the "Preferred Stock"), which further reduced the Company's average interest rate and bank borrowings; (v) improved efficiencies at both of the Company's manufacturing facilities; and (vi) the development of new channels of distribution for the Company's activewear products, including the opening of full price retail stores. As a result of these actions, the Company increased its operating income to $2.5 million for fiscal year ended December 28, 1996 from a loss of $0.1 million for the Twelve Months 1995 and to $1.8 million for the Nine Months 1995 from a loss of $1.5 million for the Nine Months 1994. However, the continued difficulties in the sheer hosiery business and the need to raise additional financing make the Company unable to predict future improvements.

Change in Fiscal Year End

         As of December 1995, the Company changed its fiscal year to the last Saturday in December from the last Saturday in March.

RESULTS OF OPERATIONS


The following table sets forth selected operating data as a percentage of net revenues, with divisional net revenues through gross profit expressed as a percentage of divisional net revenues, for the period



                                                          Fiscal Years          Fiscal Nine Months      Year Ended
                                                           Ended March            Ended December         December
                                                          ------------         -------------------      ----------
                                                     1993     1994     1995       1994     1995       1995     1996
                                                    ------   ------   ------     ------   ------     ------   ------
Net revenues
   Danskin                                           50.9%    54.6%    58.2%      57.3%    60.5%      60.6%    62.9%
   Pennaco                                           49.1%    45.4%    41.8%      42.7%    39.5%      39.4%    37.1%
                                                    ------   ------   ------     ------   ------     ------   ------
      Total                                         100.0%   100.0%   100.0%     100.0%   100.0%     100.0%   100.0%

Cost of goods sold
   Danskin                                           61.5%    59.6%    61.6%      61.4%    61.7%      61.9%    60.9%
   Pennaco                                           68.7%    72.4%    77.3%      77.2%    73.3%      74.3%    72.7%
                                                    ------   ------   ------     ------   ------     ------   ------
      Total                                          65.1%    65.4%    68.2%      68.2%    66.3%      66.8%    65.2%

Gross profit
   Danskin                                           38.5%    40.4%    38.5%      38.6%    38.3%      38.1%    39.1%
   Pennaco                                           31.3%    27.6%    22.6%      22.8%    26.7%      25.7%    27.3%
                                                    ------   ------   ------     ------   ------     ------   ------
      Total                                          34.9%    34.6%    31.9%      31.8%    33.7%      33.2%    34.8%

Selling, general and administrative expenses         31.9%    33.3%    34.4%      33.4%    31.8%      33.3%    32.8%
                                                    ------   ------   ------     ------   ------     ------   ------
Operating (loss) income before non-recurring
    charges, interest expense, and other income       3.0%     1.3%    -2.5%      -1.5%     1.9%      -0.0%     2.0%
Non-recurring charges                                  ---     4.8%     3.3%       1.7%     1.2%       2.9%      ---
Interest expense                                      1.8%     1.8%     3.1%       2.8%     3.9%       3.9%     3.7%

(Loss) income before (benefit from) provision for
   income taxes, cumulative effect of a change in
   accounting method and extraordinary item           1.2%    -5.3%    -8.9%      -6.1%    -3.2%      -6.8%    -1.7%
(Benefit from) provision for income taxes             0.1%     0.3%    -1.3%      -1.6%     0.2%       0.0%     2.2%
                                                    ------   ------   ------     ------   ------     ------   ------

(Loss) income before cumulative effect of             1.1%    -5.6%    -7.6%      -4.5%    -3.4%      -6.8%    -3.9%
   method and extraordinary item
Extraordinary item                                     ---      ---      ---        ---      ---        ---      ---
Cumulative effect of a change in accounting
   method                                              ---     0.2%      ---        ---      ---        ---      ---
                                                    ------   ------   ------     ------   ------     ------   ------
Net (loss) income                                     1.1%    -5.4%    -7.6%      -4.5%    -3.4%      -6.8%    -3.9%
                                                    ======   ======   ======     ======   ======     ======   ======


Comparison of the Fiscal Year Ended December 1996 with the Twelve Months Ended December 1995

Net Revenues

         Net revenues for fiscal December 1996 amounted to $128.1 million, an increase of $2.2 million, or 1.8%, from the Twelve Months 1995.

         Danskin activewear net revenues, which includes the Company's retail operations, increased $4.3 million, or 5.6%, to $80.6 million for fiscal 1996, over the Twelve Months 1995. During fiscal 1996, the Company operated 49 retail stores, generating $20.7 million for fiscal 1996, with four additional stores opened and one store closed in comparison with the prior year. Same store sales at 36 comparable retail stores declined 6.4% for fiscal 1996, which is comparable to general outlet industry trends. The Company continues to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings. In addition, the Company has increased its focus on outdoor fitness and sport bra products as well as offerings for kids gymnastics, as promoted by Nadia Comaneci and Kerri Strug.

         Pennaco legwear net revenues declined $2.1 million, or 4.2%, to $47.5 million for fiscal 1996, from the Twelve Months 1995. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade. The re-launch of Anne Klein(R) sheer hosiery and tights was successfully introduced in July 1996, partially offsetting other branded declines. The Company's Round-the-Clock Lycra(R) 3D "Leg-solutions" hosiery (containing Lycra(R) in every course), launched in the Fall of 1995, has been well received, and has partially offset significant declines in the traditional Lycra(R) business.

Gross Profit

         Gross profit increased by $2.7 million, or 6.5%, to $44.5 million for fiscal 1996, over the same prior year period. Gross profit as a percentage of net revenues increased to 34.8% in fiscal 1996 from 33.2% in the prior year period.

         Gross margins for activewear were 39.1% and 38.1% for fiscal 1996 and the Twelve Months 1995, respectively. This increase was primarily attributable to improvements in retail inventory mix and prior year liquidation of certain excess wholesale inventories, partially offset by higher wholesale sales levels of lower margin fashion products.

         Legwear gross profit margins increased to 27.3% in fiscal 1996 from 25.7% in the prior year period. The increase was principally due to price increases and reductions in certain production costs, partially offset by the continued competitive market in traditional Lycra(R) products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, which include retail store operating costs, increased by $0.1 million, or 0.3%, to $42.0 million, or 32.8% of net revenues, in fiscal 1996 compared to $41.9 million, or 33.3% of net revenues, for the prior year period. Wholesale selling, general and administrative expenses, excluding retail store operating costs, decreased $1.2 million, or 3.7%, to $30.7 million, or 28.6% of net revenues, despite a $0.5 million prior year insurance refund of certain legal costs. The wholesale decrease for the year ended December 1996 was principally a result of a reduction in the provision for doubtful accounts and lower compensation costs, partially offset by increased advertising costs.

Operating Income (Loss) Before non-recurring charges, interest and taxes.

         As a result of the foregoing, income from operations (i.e., income/loss before interest expense, non-recurring charges and income taxes) amounted to $2.5 million for fiscal 1996, an improvement of $2.6 million for the Twelve Months 1995.

Interest Expense

         Interest expense amounted to $4.7 million and $4.9 million for fiscal 1996 and the Twelve Months 1995, respectively. The Company's effective interest rate was 10.5% and 11.2% for fiscal 1996 and the Twelve Months 1995, respectively. Effective interest rates declined principally due to more favorable market rates and lower rates that became effective under the Loan and Security Agreement dated June 22, 1995.

Income Tax Provision (Benefit)

         The Company's effective Federal and state income tax provision rate was 125% and 6% for fiscal 1996 and the Twelve Months 1995, respectively. The fiscal 1996 tax provision includes increases in valuation allowances which reduced defered tax assets, State taxes and unrealized benefit from net operating losses. The Twelve Months 1995 tax provision rates were principally the result of unrealized benefit from net operating losses net of state taxes. The Company's deferred tax balances of $0 as of December 1996 and $3.9 million as of December 1995 were net of a valuation allowance amounting to $10.6 million and $6.1 million, respectively.

Net Loss

         As a result of the foregoing, the net loss for fiscal 1996 was $5.2 million, an improvement of $3.4 million from a $8.6 million net loss in the prior year.

Comparison of the Nine Months December 1995 to the Nine Months December 1994

Net Revenues

         Consolidated net revenues decreased by $2.2 million, or 2.3%, to $93.8 million in the Nine Months 1995 from $96.0 million in the Nine Months 1994, reflecting a decrease in Pennaco operations of $3.9 million, which more than offset an increase in Danskin operations of $1.7 million.

         Net revenues of Danskin increased by $1.7 million, or 3.1%, to $56.7 million in the Nine Months 1995 from $55.0 million in the Nine Months 1994, due to increases in sales of the Company's retail operations. Overall retail store sales increased by $2.4 million to $14.6 million in the Nine Months 1995 from $12.2 million in the Nine Months 1994, principally due to the opening of eight additional stores over the prior year, including the Company's first full price store, which opened in November 1995, in New York City. Comparable retail store sales declined 4.2% in the Nine Months 1995, primarily due to a weak retail environment and the Company's inability to provide its stores with appropriate inventory levels and product mix earlier in the year. Danskin wholesale operations experienced a decline of $0.6 million, or 1.4%, in sales in the Nine Months 1995, principally due to a divestiture of certain unprofitable kids' and performance lines. In addition, sales of performance tights declined because of a continuing difficult hosiery market. Danskin's efforts towards addressing the industry's trends of lifestyle casual wear partially offset these declines.

         Net revenues of Pennaco decreased by $3.9 million, or 9.5%, to $37.1 million in the Nine Months 1995 from $41.0 million in the prior period. The results principally reflect a continuing weak retail climate for the sheer hosiery market, as evidenced by Pennaco's loss of certain customer doors due to bankruptcies and consolidations. Pennaco's decline in sales in the Nine Months 1995 occurred primarily in its branded business, with reductions in private label sales as well, partially offset by certain customer price increases. The Company introduced certain new marketing initiatives in its branded business, principally for Givenchy(R) and Round-the-Clock(R) "Leg Solutions".

Gross Profit:

         Gross profit increased by $1.1 million, or 3.6%, to $31.6 million in the Nine Months 1995 from $30.5 million in the prior period. Gross profit as a percentage of net revenues increased to 33.7% in the Nine Months 1995 from 31.8% in the Nine Months 1994.

         Gross margins for Danskin were 38.3% and 38.5% in the Nine Months 1995 and 1994, respectively. This reduction was primarily attributable to an increasingly promotional retail environment and planned retail store inventory reductions by the Company to improve turns.

         Gross margins of Pennaco increased to 26.7% in the Nine Months 1995 from 22.7% in the prior period. The improvement in gross margins was primarily attributable to private label price increases, the elimination of certain low margin customers and reductions in certain production costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, which include retail store operating costs, decreased by $2.2 million to $29.8 million, or 31.8% of net revenues, in the Nine Months 1995, from $32.0 million, or 33.3% of net revenues, in the Nine Months 1994. The decrease in the 1995 period was principally a result of reduced compensation, lower legal costs and reimbursement to the Company of a portion of legal defense costs related to securities class actions. Excluding increases associated with retail expansion, expenses declined by $3.9 million, or 14.9% for the Nine Months 1995.

Operating Income (Loss) Before Non-recurring Charges, Interest and Taxes

         As a result of the foregoing, income from operations (i.e., income before non-recurring charges, interest expense and income taxes) increased by $3.3 million to earnings of $1.8 million in the Nine Months 1995. The legwear business contributed most significantly to this improvement.

Non-recurring Charges

         Non-recurring charges were $1.1 million for the Nine Months 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs.

Interest Expense

         Interest expense increased by $1.0 million, or 37.0%, to $3.7 million in the Nine Months 1995 from $2.7 million in the Nine Months 1994. This increase was mostly attributable to higher market interest rates, higher interest factors provided under restructured debt terms and increased borrowing levels. The Company's effective interest rate reflected these factors and was 10.9% and 8.6% in the Nine Months 1995 and 1994, respectively. In addition, amortization of financing costs included in interest expense amounted to $0.4 million and $0.3 million in the Nine Months 1995 and 1994, respectively.

Income Tax Provision (Benefit)

         The Company's income tax provision/benefit rates differed from the Federal statutory rates due to the effect of state taxes and the change in valuation allowance for the Nine Months 1995, and the Nine Months 1994. The Company's deferred tax balance of $3.9 million as of March 1995 and December 1995 was net of a valuation allowance amounting to $4.9 million and $6.1 million, respectively.

Net Loss

         As a result of the foregoing, the Company's net loss was $3.2 million in the Nine Months 1995 and $4.3 million in the Nine Months 1994, an improvement of $1.1 million, or 25.0%.

Comparison of fiscal 1995 with fiscal 1994

Net Revenues

         Net revenues decreased by $3.4 million, or 2.6%, to $128.1 million in the fiscal year ended March 1995 ("fiscal 1995") from $131.5 million in the fiscal year ended March 1994 ("fiscal 1994"). Net revenues of Danskin increased by $2.8 million, or 3.9%, to $74.6 million in fiscal 1995 from $71.8 million in fiscal 1994. Sales growth was concentrated in Company owned outlet stores, sporting goods stores, dance shops and in exports, with certain trade classes having declined from the prior year. Danskin's increase in fiscal 1995 over fiscal 1994 was mostly due to a $1.0 million increase in export sales (totaling 8% in fiscal 1995, up from 7% in fiscal 1994, of total Danskin net revenues), and a $1.2 million increase in the Company's retail operations, as a result of the opening of eight retail outlet stores during fiscal 1995. Comparable retail store sales were lower for fiscal 1995 by 12.4% from the same prior year period, principally attributable to a weaker retail market as well as basic merchandise not being provided to certain stores. Net revenues of Pennaco decreased by $6.2 million, or 10.4%, to $53.5 million in fiscal 1995 from $59.7 million in fiscal 1994, principally from the loss of a certain high volume private label customer, aggressive market pricing, continued over-capacity in the hosiery industry, casual wear trends mitigating against the sheer hosiery market and inadequate levels of inventory caused by insufficient operating funds.

Gross Profit

         Gross profit decreased by $4.7 million, or 10.3%, to $40.8 million in fiscal 1995 from $45.5 million in fiscal 1994. Gross profit as a percentage of net revenues amounted to 31.9% in fiscal 1995, a decrease from 34.6% in fiscal 1994. Gross margins attributable to Danskin net revenues were 38.5% and 40.4% in fiscal 1995 and fiscal 1994, respectively. The decrease in Danskin's gross margins in fiscal 1995 was principally a result of the Company's increased customer markdowns and a change in product mix from higher margin product volume. Retail operations continue to generate gross margins in excess of 50%. Gross margins attributable to Pennaco net revenues were 22.6% and 27.6% in fiscal 1995 and fiscal 1994, respectively. The decrease in Pennaco's gross margins was primarily attributable to conditions previously noted.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $0.3 million, or 0.7%, to $44.1 million in fiscal 1995, or 34.4% of net revenues from $43.8 million, or 33.3%, of net revenues, mostly due to increased retail operating costs associated with additional store openings and increased allowance for doubtful accounts, partially offset by reduced advertising and promotional costs.

Operating Income Before Non-recurring Charges, Interest and Taxes

         As a result of the foregoing, the Company's loss from operations (i.e., income before non-recurring charges, interest expense, income taxes and cumulative effect of a change in accounting method) was $3.3 million in fiscal 1995, compared to income from operations in fiscal 1994 of $1.6 million. Operating losses were related solely to the Company's hosiery business.

Non-recurring Charges

         Non-recurring charges were $4.1 million (net of $0.7 million in related party interest income) for fiscal 1995. The non-recurring charges included costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from Esmark (Note 13), an accrual for certain executive compensation costs, costs associated with certain litigation (Note 16) and the write-off of certain non-operating long-term assets.

Interest Expense

         Interest expense increased to $3.9 million in fiscal 1995 from $2.3 million in fiscal 1994, due to higher levels of debt balances and an increase in the average effective interest rate on the Company's debt to 9.2% during fiscal 1995 from 7.5% for fiscal 1994. See "- Liquidity and Capital Resources."

(Benefit) Provision for Income Taxes

         The Company's income tax benefit rates differed from the Federal statutory rates due to the unrealized benefit from net operating losses in fiscal 1995 and certain expenses that were not deductible in fiscal 1994, net of state taxes. The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", in the first quarter of fiscal 1994, which resulted in a cumulative benefit effect of the accounting change amounting to $250,000 in fiscal 1994. The Company's deferred tax balances as of March 26, 1994 and March 25, 1995 were net of valuation allowances amounting to $2.1 million and $4.9 million.

Net Loss

         As a result of the foregoing, the Company's net loss was $9.7 million, or 7.6% of net revenues, in fiscal 1995 compared to a net loss in fiscal 1994 of $7.1 million, or 5.4% of net revenues.

SEASONALITY

         In the year ended December 1996 and 1995, the Fall season continued to represent the best volume period for activewear and legwear, while the performance of women apparel at retail deteriorated in the first quarter of 1996, negatively impacting results. In addition, the timing of non-recurring charges and expense reductions affected quarterly results. Non-recurring charges recorded for the March 1995 and December 1995 quarters were $2.4 million and $1.1 million, respectively, although none for fiscal 1996.

         The following table summarizes the net revenues, operating (loss) income before non-recurring charges, interest and taxes and net (loss) income of the Company for each of the fiscal June, September and December quarters in the last two years:


                                                                        For the fiscal quarters ended

                                                  March          June       September        December
                                                                      (millions)
1996
Net Revenues                                       31.4          29.7           34.8             32.2
Operating (loss) income before non-
recurring charges, interest and taxes              (0.8)           .8            1.8               .6
Net (loss) income                                  (2.0)          (.4)            .6             (3.2)

1995
Net Revenues                                       32.2         $29.6          $33.6             30.6
Operating (loss) income before non-
recurring charges, interest and taxes               1.8           1.1            1.7             (1.1)
Net (loss) income                                  (5.4)         (0.1)           0.3             (3.4)

INFLATION

         The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and Western Europe in recent years have had a significant effect on its net revenues or its profitability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory, accounts receivables, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources of liquidity are from bank financing, vendor credit terms and internally generated funds.

         Net cash flow used in operations increased by $9.2 million to $4.4 million for the year ended December 1996, principally attributable to an increase in activewear inventory levels. Cash remained constant at $1.1 million, after $5.5 million in net debt increases and $0.7 million in capital expenditures.

         Working capital declined $1.1 million to $24.6 million at December 1996 from $25.7 million at December 1995. Accounts receivable increased by $1.5 million and inventory levels increased by $3.3 million offset by a $5.9 million increase in the revolving credit balance, principally to support increased activewear business.

         On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which restructured the terms of its financing arrangements and provided availability under the revolving credit facility. These restructured provisions included total term debt of $22,000,000 ($21,589,000 balance outstanding as of December 28, 1996 and $22,000,000 as of December 30, 1995) and a revolving credit facility of $25,000,000, of which $19,969,000 and $14,101,000 were outstanding as of
December 28, 1996 and December 30, 1995, respectively, with availability in excess of utilization of $3,500,000 as of December 28, 1996 and $8,500,000 as of December 30, 1995. Quarterly amortization payments of the term debt were scheduled to begin on September 30, 1996 and to progressively increase from $333,000 to $1,500,000, with a final maturity of March 2002. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000.

         The Loan and Security Agreement was amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling directly to customers in Canada, to restate certain financial covenants, to grant approval for the issuance of a subordinated convertible debenture, the exchange of such debentures for convertible preferred stock, and payment of the related dividends, and to increase the annual capital expenditure limitation to $2,000,000.

         The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that the Company will be in default if any person, with specific exceptions, becomes the owner of or controls more than 20% of the Company's Common Stock. Substantially all the Company's assets continue to be collateralized under these debt facilities.

         The Company issued warrants to First Union to purchase up to 10% of the Company's then outstanding Common Stock at an exercise price per share of $.01 per share, The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company remains in compliance with the requirements of the Loan and Security Agreement, the Warrants does not provide anti-dilution protection for First Union for new issuances of securities.

         On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union (the "Sixth Amendment) which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility during a specific period of time,
(iii) amended financial covenants with respect to fiscal 1997, (iv) deferred all fiscal 1997 term loan amortization payments until fiscal 1998 required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtains at least $6,000,000 of net equity proceeds prior to August 31, 1997, (vi) provided for an amendment fee of $250,000, and (vii) provides that the Company retain certain business consultants as advisors and outline certain business strtegies plans.

         In connection with the 1995 restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10.0% at December 30, 1995). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a nominal amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

         The Company completed the sale of the Debenture to a bond fund on August 17, 1995. The Debenture had an aggregate face value of $5,000,000, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provision of the Debenture.

         On August 6, 1996, the Company issued its Preferred Stock having a liquidation preference of $5,000,000, in exchange for the Debenture. The Preferred Stock is entitled to vote on an as converted basis, and has an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of issuance under certain circumstances and will be adjusted in the event of dilution. Holders of the Preferred Stock have the right to vote separately as a class for the election of one Director, and the right to require the Company to redeem their shares for liquidation value in the event of a "change of control", as defined. The Company has the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash.

Strategic Outlook

         The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels for distribution. In this regard, the Company will, to the extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin name for additional product categories and open additional full price Danskin(R) stores. There can be no assurance that the Company will be able to generate adequate cash flow from operations and obtain financing on appropriate terms to implement this strategy particulary given the difficulty of predicting hosiery operations or, if implemented, that this strategy will be successful.

         The Company expects that short-term funding requirements will continue to be provided principally by the Company's banking and vendor arrangements. As a result the Company's increased borrowing capacity realized from the Sixth Amendment, the Company believes that it has adequate liquidity to pursue its business strategies. Further, the Company is taking steps to evaluate its long term business prospects in the contracting sheer hosiery market, amid increased retailer demands for responsiveness. The Company needs additional financing to avoid incurring the additional equity fee specified in the Sixth Amendment and to fund such requirements beyond December 31, 1997, the acquisition or development of any new business, and the costs related to opening any full price retail store.

         The Company has engaged Wasserstein Perella & Co., Inc to assist in raising financing and with the implementation of its strategic plan. It has elected Donald Schupak as its Chairman of the Board of Directors in the belief he will better enable the Company to explore a range of financing alternatives in an effort to reduce its indebtedness, lower interest costs and expand its business. It believes it will obtain prior to August 31, 1997 a commitment for such an infusion and that, if such a commitment is obtained, adequate financing will be available to meet the above requirements. No assurances can be given regarding the Companys ability to de-leverage its capital structure or to raise new equity as required in the Loan and Security Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required pursuant to this
Item 8 begin on page F-I of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The following table sets forth certain information regarding the Company's directors and executive officers:


                    Name                         Age                 Position                     Year Term as
                                                                                                Director Expires
Donald Schupak (1)(2).......................      53      Chairman of the Board                       1998

Mary Ann Domuracki (1)......................      42      President, Chief Executive                  1999
                                                          Officer and Director

Edwin W. Dean...............................      60      Vice Chairman of the                        1997
                                                          Board, General Counsel
                                                          and Secretary

Beverly Eichel..............................      39      Executive Vice President                     -
                                                          and Chief Financial
                                                          Officer

Henry T. Mortimer, Jr.(1) (3)...............      54      Director                                    1997

Michael S. Rosen (3)........................      36      Director                                    1997

Patricia S. Patterson (2)...................      68      Director                                    1998

Larry B. Shelton(1) (2).....................      62      Director                                    1998

John W. Burden, III (1)(3)..................      60      Director                                    1998

Michel Benasra (3)..........................      46      Director                                    1999

Howard D. Cooley (1)........................      62      Director                                    1999

--------------
(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee

         The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years, are set forth below.

         Donald Schupak has been a Director of the Company since October 16, 1996 and became the Chairman of the Board of Directors on March 27, 1997. He is the Chairman of the Board of Directors of 7th Level, Inc., an entertainment company that develops and produces interactive software products for consumer use. He is also the Chief Executive Officer of Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients, including several Fortune 100 companies. Mr. Schupak founded Schupak Group in 1990 and has served as a director of Horn & Hardart Company. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by Mr. Schupak.

         Mary Ann Domuracki became the Chief Executive Officer of the Company on April 1, 1996, after having been its President and Chief Operating Officer since July 1992, and has been a Director since March 1989. From September 1987 to June 1992, she was Vice President and Chief Financial Officer of the Company. She also serves as an officer and director of several of the Company's subsidiaries. She joined the Company in June 1987. Prior to that, she was employed by Arthur Young & Co. (now known as Ernst & Young LLP), a public accounting firm, from 1976 to 1987, and was the Audit Principal responsible for the Company's account. She is a director of The American Apparel Manufacturing Association, The AAMA Executive Committee and a member of its Marketing Committee. In addition, she is a member of Young Presidents' Organization, Board Member of the Catholic Big Brothers, and a member of the SGMA Steering Committe for the SuperShow. Mrs. Domuracki was a director and officer of Esmark until October 1993.

         Edwin W. Dean has been Vice Chairman of the Board of Directors of the Company since July 1992, General Counsel and a Director since March 1989 and Secretary since July 1986. From March 1989 to June 1992, he was the Executive Vice President of the Company. He also serves as an officer and director of each of the Company's subsidiaries. From 1980 until 1986, he was a consultant. Prior to 1980, he was a Senior Vice President of Paine Webber Jackson & Curtis, Inc. and manager of its government bond trading department. He is a member of the New York State Bar. Until August 1995, Mr. Dean was a director and executive officer of Esmark, for which the United States Bankruptcy Court for the Southern District of New York has ordered liquidation under Chapter 7 of the Bankruptcy Code, and has appointed a trustee.

         Beverly Eichel has been the Executive Vice President of the Company since April 1996, with responsibility for retail store operations. Additionally, she has been the Chief Financial Officer of the Company since July 1992, having previously been its Controller since October 1987. Prior to that, she was the Director of Accounting for MGM/UA Home Video from 1984 to 1987 and a Senior Accountant with Ernst & Whinney (now known as Ernst & Young LLP) from 1980 to 1984. She is a member of American Institute of CPA's in New York.

         Henry T. Mortimer, Jr., has been a Director of the Company since August 1992. From November 1988 to August 1992, he was a director of Esmark. He has been the Managing Director, Europe, of Financial Security Assurance, Inc., a bond insurance company, and the President of American International Advisory Group, Inc., a financial advisory firm, since 1985. Prior to 1985, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a director of Tipiak, S.A., a French food manufacturing company.

         Michael S. Rosen has been a Director of the Company since October 1995. He is the President of the Rochester Division of OppenehimerFunds, Inc., Vice President of OppenheimerFunds, Inc., and Portfolio Manager of Oppenheimer Bond Fund For Growth, holder of the Debenture. He is a former Principal of The Rochester Funds, which was acquired by OppenheimerFunds, Inc. in Janaury 1996. He has been associated with The Rochester Funds since 1983.

         Patricia S. Patterson has been a Director of the Company since August 1992. From July 1986 to August 1992, she was a director of Esmark. She is an International Representative of Sotheby's and Sotheby's International Realty, and serves on the President's Council of the New York Zoological Society and on the Board of Directors of the New York City Ballet, the School of American Ballet, The Boys Club of New York, the Parrish Museum and the Central Park Conservancy and as a member of the Council of the Museum of Modern Art.

         Larry B. Shelton has been a Director of the Company since October 1994. He is the President of Shelton & Associates, a management consulting firm specializing in the apparel industry. In 1991, he retired as President and Chief Operating Officer of Genesco, Inc., an apparel manufacturing company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

         John W. Burden, III has been a Director of the Company since November 1995. He is a partner in Retail Options, Inc., a retail consulting group. In 1990, he retired as the Chairman of both Federated Department Stores, Inc. and Allied Department Stores, Inc., following a 19 year career in various merchandising positions in the Federated organization, including as President of Burdine's and Chairman of the Abraham & Strauss division. Prior to that, he spent 12 years with Macy's. Mr. Burden is also a director of Hills Department Stores and Carson Pirie Scott & Co.

         Michel Benasra became a Director of the Company on October 16, 1996. He founded Pour le bebe, Inc. in 1984 and has served as its sole director, Chairman of the Board and Chief Executive Officer since its founding. Pour le bebe, d/b/a Baby Guess(R), Guess Kids(R) and Guess Home Collections(R), is a manufacturer, wholesaler and retailer of infants' and children's apparel and home furnishings. Pour le bebe, in addition to its core major department store and international distribution, operates over 40 retail and factory outlet specialty stores nationwide, and is the largest of Guess?, Inc.'s 26 licensees.

         Howard D. Cooley has been a Director of the Company since 1993 and was the Chairman of its Board of Directors from August 15, 1995 until March 27, 1997, at which time he resigned voluntarily to facilitate the transition to Mr. Schupak. He was also the Chief Executive Officer of the Company from September 16, 1994 until March 31, 1996. He was President of Jockey International, Inc., a vertically integrated apparel manufacturer, from December 1979 until his retirement in June 1992. From June 1960 to December 1979, he held various positions (including Vice President of the Manufacturing Management Division) at Kurt Salmon Associates, a management consulting company, and was at one time a member of its executive committee. Mr. Cooley founded the Apparel Foundation, which provides clothing to poor and homeless people worldwide, and has also served as Vice Chairman and Chairman of The American Apparel Manufacturing Association.

         Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to fiscal 1996. Based on written representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, the only late reports filed for fiscal 1996 were Forms 3 for Mr. Schupak and Mr. Benasra (respecting their election to the Board of Directors of the Company), and a Form 4 for Mr. Cooley (respecting one transaction).

Board of Directors and Board Committees

         The number of Directors is currently fixed at ten. The Board of Directors is divided into three classes of Directors, each of whom serves a three-year term following election. Each class consists, as nearly as practicable, of one-third of the total number of Directors serving on the Board of Directors.

         The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Mr. Mortimer, Mr. Schupak, Mr. Cooley, Mrs. Domuracki, Mr. Burden and Mr. Shelton.

         The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee presently consist of Mr. Shelton, Mr. Schupak and Mrs. Patterson.

         The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning compensation of the Company's executive officers and for administering the Stock Option Plan. The members of the Compensation Committee presently consist of Mr. Burden, Mr. Mortimer, Mr. Benasra and Mr. Rosen.

ITEM 11. EXECUTIVE COMPENSATION


         Summary Compensation Table

         The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had only four executive officers during the fiscal year ended Dcember 28, 1996 ("fiscal 1996"). In 1995, the Company's Board of Directors approved a change in the fiscal year end to the last Saturday in December from the last Saturday in March, effective December 30, 1995. As a result, the information set forth in the table below as "NM 1995" is for the nine-month transition period ended December 30, 1995, and the information for 1995 is for the fiscal year ended March 25, 1995.


==================================================================================================================================
Name and Principal Position      Fiscal        Salary        Bonus         Other Annual     Stock         All Other Compensation
                                 Year          ($)           ($)           Compensation     Options       ($)
                                                                           ($)              (#)           (10)
----------------------------------------------------------------------------------------------------------------------------------
Howard D. Cooley(1)              1996          150,000            0        ---              200,000 (3)    453,509
Chairman & Chief Policy Officer  NM 1995       225,000            0        20,804(2)        --             0
                                 1995           16,501            0        19,322(2)        100,000        0
----------------------------------------------------------------------------------------------------------------------------------
Mary Ann Domuracki(4)            1996          353,865       60,000        0                      0        5,072
Chief Executive Officer and      NM 1995       202,500            0        0                 15,000        1,298
President                        1995          292,500            0        0                 79,384(5)     5,075
----------------------------------------------------------------------------------------------------------------------------------
Edwin W. Dean (6)                1996          205,000       25,000        0                      0        1,407
Vice Chairman, General Counsel   NM 1995       195,600            0        0                 49,384(7)     8,545
and Secretary                    1995          286,666            0        0                      0       11,580
----------------------------------------------------------------------------------------------------------------------------------
Beverly Eichel(8)                1996          228,942       40,000        0                      0        4,767
Executive Vice President and     NM 1995       168,750            0        0                 10,000        2,381
Chief Financial Officer          1995          243,750            0        0                 71,359(9)     4,444
==================================================================================================================================


(1) Mr. Cooley served as Chief Executive Officer from September 6, 1994 until March 31, 1996. Mr. Cooley's employment agreement provided for no salary compensation during fiscal 1995. Payment of Mr. Cooley's salary for the Nine Months 1995 was deferred and paid in January 1996. Prior to becoming Chief Executive Officer, Mr. Cooley was a non-employee Director and the amount shown for salary in fiscal 1995 consists of contractually deferred Directors' fees earned prior to his becoming Chief Executive Officer. Effective April 1, 1996, Mr. Cooley's employment agreement was amended to provide for (a) his resignation as Chief Executive Officer and employment as Chairman of the Board, (b) reduction of his annual salary to $50,000 and (c) severance pay of $450,000. All Other Compensation for 1996 consists of such severance pay and interest in the amount of $3,509 paid on the $225,000 salary earned by Mr. Cooley during the Nine Months 1995 that was deferred and paid in January 1996.

(2) Other Annual Compensation for the Nine Months 1995 consists of travel allowances of $11,073 and related tax gross-ups of $9,731 provided under Mr. Cooley's employment agreement. Other Annual Compensation for fiscal 1995 consists of travel allowances of $11,087 and related tax gross-up of $8,235 provided under Mr. Cooley's employment agreement.

(3) Amounts shown for Mr. Cooley include 100,000 shares that were granted on June 5, 1996 with an exercise price of $3.25, subject to stockholder approval of an amendment to the Danskin, Inc. 1992 Stock Option Plan increasing the number of shares reserved for issuance thereunder by no less than 100,000 shares.

(4) Ms. Domuracki became Chief Executive Officer of the Company on April 1, 1996. Salary for fiscal 1995 reflects voluntary salary reductions from $300,000 to $270,000 that took effect January 1, 1995, and from $350,000 to $270,000 that were in effect during the Nine Months 1995 and fiscal 1996. Effective November 1, 1996, the full contracted salary rate of $350,000 was reinstated. In addition, on November 29,1996 Ms. Domuracki received a lump sum payment in the amount of $71,250 representing payment of the contractual amount of salary due her for the period April 1, 1995 through October 31, 1996, less the voluntary 10% salary reduction which was in effect during that period.

(5) Amounts shown include options for an aggregate of 39,384 shares that were repriced effective July 1994 at $4.00 per share, replacing options for 14,384 shares granted in fiscal 1993 with an exercise price of $13.00 per share and options for 25,000 shares granted in fiscal 1994 with an exercise price of $6.275 per share.

(6) Salary for fiscal 1995, the Nine Months 1995 and fiscal 1996 reflects a voluntary salary reduction from $300,000 to $260,000 that was in effect from January 1, 1995 to March 31, 1996.

(7) Amounts shown include options for an aggregate of 39,384 shares that were repriced effective June 26, 1995 at $4.00 per share replacing options for 4,384 shares granted in fiscal 1992 with an exercise price of $13.00 per share, and options for 25,000 shares granted in fiscal 1993 with an exercise price of $6.375 per share

(8) Ms. Eichel became Executive Vice President of the Company in April 1996. Salary for fiscal 1995, the Nine Months 1995 and fiscal 1996 reflects a voluntary salary reduction from $250,000 to $225,000 that was in effect from January 1, 1995 to November 1, 1996, at which time the full contracted salary rate of $250,000 was reinstated.

(9) Amounts shown include options for an aggregate of 31,359 shares that were repriced effective July 1, 1994 at $4.00 per share, replacing options for 6,359 shares granted in fiscal 1993 with an exercise price of $13.00 per share, and options for 25,000 shares granted in fiscal 1994 with an exercise price of $6.275 per share.

(10) Amounts shown under "All Other Compensation" for 1996 for Ms. Domuracki and Ms. Eichel represent premiums paid by the Company in respect of life insurance policies for the benefit of Ms. Domuracki and Ms. Eichel in the amount of $1,290 and $985 respectively and $2,375 for each contributed by the Company in 1996 as the 25% matching contribution for the first 6% of earnings contributed by such individuals to the Company's Savings Plan, a tax qualified defined contribution plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participant's contributions up to 6% of such compensation. A participant becomes 33-1/3% vested in the matching contributions after three years of service, 66-2/3% after four years of service and 100% after five years of service. In addition, included for Ms. Domuracki, Ms. Eichel and Mr. Dean is a discretionary profit sharing contribution of $1,407 on behalf of each made by the Company in 1996 in shares of Common Stock (417 shares each). The Savings Plan provides for a discretionary profit sharing contribution. A participant becomes fully vested in a profit sharing contribution after five years of service.

         Stock Option Grants in Last Fiscal Year


         The following table shows information for Fiscal Year 1996 respecting stock option grants to each named executive officer.

===================================================================================================================================
                                          Individual Grants                               Grant Date Value
-----------------------------------------------------------------------------------------------------------------------------------
                        Number of Securities    Percent of Total Options
                        Underlying Options      Granted to Employees in                      Expiration      Grant Date Present
Name                    Granted                 Fiscal Year                 Exercise Price   Date            Value(3)
-----------------------------------------------------------------------------------------------------------------------------------
Howard D. Cooley        100,000 (1)             37.3%                       $4.375           Feb 7, 2006     $324,461
                        100,000 (2)             37.3%                       $3.25            June 4, 2006    $241,028
-----------------------------------------------------------------------------------------------------------------------------------
Mary Ann Domuracki      --                      --                          --               --              --
-----------------------------------------------------------------------------------------------------------------------------------
Edwin W. Dean           --                      --                          --               --              --
-----------------------------------------------------------------------------------------------------------------------------------
Beverly Eichel          --                      --                          --               --              --
===================================================================================================================================

(1) These options were fully exercisable upon grant and will remain exercisable for a period of three years following the termination of Mr. Cooley's employment.

(2) These non-qualified stock options were granted under the Company's 1992 Stock Option Plan subject to subsequent stockholder approval of an amendment to the Stock Option Plan increasing the number of shares reserved for issuance thereunder, and entitle the holder to purchase shares of the Common Stock at an exercise price equal to the fair market value per share of the Common Stock as of the date the option was granted. Fair Market Value for these purposes was defined as the closing price of a share of the Common Stock on the Nasdaq National Market on the date of grant. These options will be fully exercisable following the date such stockholder approval is obtained and will remain exercisable for a period of three years following the termination of Mr. Cooley's employment.

(3) The present values on the grant date are calculated under the Black-Scholes valuation model. The Black- Scholes valuation model is a mathematical formula used to value options, and considers historical stock price volatility, the exercise period of the option and interest rates. Historical stock price volatility has been measured since the effective date of the Initial Public Offering, August 19, 1992. The Black-Scholes valuation model was chosen in accordance with Securities and Exchange Commission rules; however, this model should not be construed as an endorsement of its accuracy at valuing options. The real value of the options in this table depends upon the actual performance of the Common Stock during the applicable period.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table shows information for fiscal 1996 respecting stock options for each named executive officer.

========================================================================================================================
                                                                          Number of Securities
                                                                          Underlying
                                                                          Unexercised Options   Value of Unexercised In-
                        Shares Acquired on                                at Fiscal Year End    The-Money Options at
Name                    Exercise                  Value Realized          (1)                   Fiscal Year End (2) ($)
------------------------------------------------------------------------------------------------------------------------
Howard D. Cooley        100,000                   $50,000                 200,000               $0
------------------------------------------------------------------------------------------------------------------------
Mary Ann Domuracki                                                        94,384                $0
------------------------------------------------------------------------------------------------------------------------
Edwin W. Dean                                                             49,384                $0
------------------------------------------------------------------------------------------------------------------------
Beverly Eichel                                                            81,359                $0
========================================================================================================================


(1) All unexercised options are currently exercisable, with the exception of 100,000 shares granted to Howard Cooley on June 5, 1996, which will be immediately exercisable upon the approval by the stockholders of an amendment to the 1992 Stock Option Plan increasing the number of shares reserved for issuance thereunder.

(2) The value of an unexercised option at December 28, 1996 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 28, 1996, as reported by the Nasdaq Small- Cap(TM) Market ($2.4375). There were no in-the-money unexercised options at December 28, 1996.

Employment Agreements


     On March 27, 1997 Donald Schupak was elected Chairman of the Board and Chief Policy Officer of the Company and it entered into a "Heads of Agreement" letter with him. This agreement engages him as Chairman, reporting to the Board of Directors, until the earlier of (i) the consummation of an equity transaction, (ii) consummation of a refinancing transaction, or (iii) December 31, 1997. His duties are to undertake a leadership role with respect to the raising of equity capital and to the development of a long-term business plan. In compensation he has been granted an option to acquire 4% of the Common Stock outstanding, on a fully diluted basis, immediately following the completion of the equity transaction. If a refinancing transaction is consummated prior to December 31, 1997, or if the Company has been excused from payment of the "additional equity fee" to First Union under the Sixth Amendment, the option previously granted will convert to, and the Company shall immediately issue to Mr. Schupak, stock certificates representing 4% of the Common Stock outstanding on fully diluted basis. If neither the equity transaction nor a refinancing transaction occurs prior to December 31, 1997, or if a bankruptcy petition is filed by or against the Company prior to that date, of if the "additional equity fee" has not been excused by that date, then the option shall convert to, and the Company shall immediately issue to Mr. Schupak stock certificates representing 3% of the Common Stock outstanding on a fully diluted basis. The equity transaction option will become exercisable immediately following consummation of an equity transaction, and will have a term of five years from the date of such consummation. The exercise price of the equity transaction option will be the per share price of Common Stock or equivalent purchased in the equity transaction. In the event the Company terminates Mr. Schupak for "cause", or if he resigns as Chairman during the term of the engagement, his equity transaction option, or his 3% or 4% Common Stock, as the case may be, will terminate or be surrendered. In addition, Mr. Schupak will receive a cash payment of $7,500 per month for the first three months of his engagement, and $10,000 thereafter, to defray office overhead, and he is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of his duties. If Mr. Schupak is retained by the Company in any capacity following the consummation of an equity transaction, his equity transaction option shall be increased from 4% to 12% of the Common Stock outstanding on a fully diluted basis.


         On October 27, 1994, the Company entered into an employment agreement with Howard D. Cooley employing him as Vice Chairman of the Board of Directors and Chief Executive Officer until he resigns or is terminated. He served without salary compensation until June 30, 1995, and thereafter received annual base salary compensation of $450,000 until March 31, 1996, as of which time his employment agreement was amended to provide for (a) his resignation as Chief Executive Officer and employment as Chairman of the Board, (b) reduction of his annual salary to $50,000 and (c) severance pay of $450,000, payable in equal installments over a one year period beginning April 1, 1996. In connection with such amendment, Mr. Cooley was granted additional options to purchase 100,000 shares of Common Stock at an exercise price of $4.375 per share, the then current fair market value per share of the Common Stock. He is also entitled to receive "gross-up" payments for certain state and local income tax consequences. Under the employment agreement, if the Company terminates his employment without "cause," as defined, or if he resigns by reason of a "change of control," as defined, the Company will be obligated to make a lump sum payment to Mr. Cooley of $450,000, and all granted, but unvested, stock options shall vest immediately. Mr. Cooley deferred payment of all base compensation due during calendar year 1995 until January 1996.

         On August 1, 1994, the Company entered into an employment agreement with Mary Ann Domuracki employing her as President and Chief Operating Officer until she resigns or is terminated. This agreement was amended as of April 4, 1996 to provide for her employment as Chief Executive Officer. Her annual base salary compensation is $350,000, with the amount subject to annual adjustment by the Chairman of the Board and approved by the Compensation Committee of the Board of Directors, but not to be less than $350,000. She is entitled to receive an annual bonus calculated in a manner established by the Chairman of the Board and approved by the Compensation Committee. Under the employment agreement, if the Company terminates her employment without "cause," as defined, or if she resigns by reason of a "change of control," as defined, (i) the Company will be obligated to continue her base salary payments for two years (offset by compensation received from any new employer after one year), and to reimburse her for all amounts by which she voluntarily reduced her annual base salary since January 1, 1995, (ii) the Company will make a prorated bonus payment to her for the fiscal year then in progress and (iii) any granted, but unvested stock options shall vest immediately.

         On April 1, 1996, the Company entered into an employment agreement with Edwin W. Dean employing him as Vice Chairman of the Board, General Counsel and Secretary until he resigns or is terminated. His annual base salary compensation was $260,000 through June 30, 1996, and thereafter is $150,000, with the amount subject to annual adjustment by the Chief Executive Officer and approved by the Compensation Committee of the Board of Directors, but not to be less than $150,000. He is entitled to receive an annual bonus calculated in a manner established by the Chief Executive Officer and approved by the Compensation Committee. Under the employment agreement, if the Company terminates his employment without "cause," as defined, or if he resigns by reason of a "change in control," as defined, the Company will be obligated to continue his annual base salary payments for two years thereafter (offset by compensation received from any new employer after one year), and to make a prorated bonus payment for the fiscal year then in progress, and any granted, but unvested, stock options shall vest immediately.

         On August 1, 1994, the Company entered into an employment agreement with Beverly Eichel employing her as Vice President and Chief Financial Officer until she resigns or is terminated. This agreement was amended as of April 4, 1996 to provide for her employment as Executive Vice President and Chief Financial Officer. Her annual base salary compensation is $250,000, with the amount subject to annual adjustment by the Chief Executive Officer and approved by the Compensation Committee of the Board of Directors, but not to be less than $250,000. She is entitled to receive an annual bonus calculated in a manner established by the Chief Executive Officer and approved by the Compensation Committee. Under the employment agreement, if the Company terminates her employment without "cause," as defined, or if she resigns by reason of a "annual change of control," as defined, (i) the Company will be obligated to continue her base salary payments for two years thereafter (offset by compensation received from any new employer after one year), and to reimburse her for all amounts by which she voluntarily reduced her base salary since January 1, 1995,
(ii) the Company will make a prorated bonus payment for the fiscal year then in progress and (iii) any granted, but unvested, stock options shall vest immediately.


Compensation Committee Interlocks and Insider Participation

         All of the members of the Compensation Committee are non-employee Directors of the Company and are not former officers of the Company or its subsidiaries. No executive officer of the Company serves as a member of the Board of Directors or on the compensation committee of a corporation for which any of the Company's Directors serving on the Compensation Committee or on the Board of Directors of the Company is an executive officer.

Compensation of Directors


         Directors who are employees of the Company are not compensated for serving as Directors. Directors who are not employees of the Company receive an annual retainer fee of $15,000 plus fees of $1,000 per day for attendance at meetings of the Board of Directors and its committees. Non-employee Directors of the Company are also reimbursed for out-of-pocket expenses. In addition, each non-employee Director receives, upon such person's initial election as a Director, a grant of an option to purchase 20,000 shares of the Common Stock under the Stock Option Plan at fair market value. Because of his position as the Managing Director of The Bond Fund For Growth, holder of the Preferred Stock, Mr. Rosen has declined to accept either cash compensation or stock options. Mr. Schupak and Mr. Benasra have agreed to defer the grant of their options until an amendment to the Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 7, 1997, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each Director and each named executive officer; and (iii) all executive officers and Directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. At March 7, 1997, there were 6,100,452 shares of the Common Stock outstanding (excluding 1,000 shares held by a subsidiary of the Company).


Name and Address
of Beneficial Owner                               Shares Owned                       Percent of Outstanding Stock

SunAmerica Life Insurance Company (1)             2,010,000                                       32.9%
1 SunAmerica Center
Los Angeles, CA 90025

Oppenheimer Bond Fund For Growth (2)
350 Linden Oaks                                   1,811,594                                       29.7%
Rochester, NY 14625

Electra Investment Trust PLC (3)                    990,000                                       16.2%
65 Kingsway, London, WC2 England

Barbara Balaber-Strauss (3)                         990,000                                       16.2%
81 Main Street
White Plains, NY 10601

Wellington Management Company, LLP (4)              310,000                                        5.1%
75 State Street
Boston, MA  02109

Howard D. Cooley (5)                                196,000                                        3.2%
Mary Ann Domuracki (6)                              105.363                                        1.7%
Edwin W. Dean (7)                                   108,192                                        1.8%
Beverly Eichel (8)                                   81,559                                        1.3%
Henry T. Mortimer, Jr. (9) (12)                       8,333                                        0.1%
Patricia S. Patterson (9) (12)                        8,333                                        0.1%
Michael S. Rosen (2) (12)                         1,811,594                                       29.7%
Larry B. Shelton (10) (12)                            7,501                                        0.1%
John W. Burden, III (11)(12)                          6,666                                        0.1%
Donald Schupak(13)
Michel Benasra(13)

All Directors and executive officers as a group (11
persons)(13)(14)                                   2,33,540                                        38.3%

-------------

(1) Includes the sole investment and voting power with respect to 2,010,000 shares of the Common Stock previously owned of record by Esmark (the "Esmark Shares"). On June 14, 1996, SunAmerica, Inc. and SunAmerica Life Insurance Company ("SunAmerica") filed a third amendment to their Schedule 13D, reporting that, on March 12, 1996, the United States Bankruptcy Court for the Southern District of New York entered an order, effective May 1, 1996, terminating the automatic stay in the bankruptcy case of Esmark, insofar as such automatic stay prohibited SunAmerica from enforcing its rights under a guarantee and pledge agreement with Esmark and related loan documents, including with respect to a foreclosure sale of the Esmark Shares. On June 7, 1996, a foreclosure sale of the Esmark Shares (the "Foreclosure Sale") was conducted at which SunAmerica submitted the highest conforming bid and purchased the Esmark Shares, by crediting its bid against its secured claim, at a price of $3.00 per share, or an aggregate purchase price of $6,030,000. The Esmark Shares represent approximately 32.9% of the Common Stock outstanding and 25.4% of the stock entitled to vote. SunAmerica's purchase of the Esmark Shares at the Foreclosure Sale could be deemed to have constituted a change in control of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) Includes 1,811,594 shares (representing 22.9% of the stock entitled to vote) into which the Convertible Preferred Stock is convertible at any time at a current conversion price of $2.76 per share.

(3) Electra Investment Trust PLC ("Electra") has sole investment power and currently no voting power with respect to 990,000 shares of Common Stock which it owns of record (the "Electra Shares"). The Company and Electra have received an opinion of Delaware counsel that by virtue of the Foreclosure Sale, a proxy, which Electra had previously granted in favor of Esmark with respect to the Electra Shares, became revocable, although to date the Company believes that Electra has not yet revoked it. Since Esmark is being liquidated under Chapter 7 of the Bankruptcy Code, the Trustee in Bankruptcy, Barbara Balaber-Strauss, voted the Electra Shares at the Annual Meeting of Stockholders held on October 16, 1996, voting to withhold authority for the election of the two Directors who had been nominated for election at that meeting. Information regarding the aggregate number of shares of the Common Stock beneficially owned by Electra and its investment power with respect to such shares is based on such information as reported in Electra's Amendment No. 1 to Schedule 13D dated February 22, 1993. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Electra Shares represent approximately 16.2% of the Common Stock outstanding and 12.5% of the stock entitled to vote.

(4) All of such shares are beneficially owned by Wellington Management Company, LLP, and it shares both voting power and investment power over such shares with numerous of its investment counseling clients. Information regarding the aggregate number of shares of the Common Stock beneficially owned by Wellington Management Company and its investment and voting power with respect to such shares is based on such information as reported in Wellington Management Company's Amendment No. 5 to Schedule 13G dated January 24, 1997 and Wellington Trust Company, N.A.'s Amendment No. 3 to Schedule 13G dated January 27, 1997. Wellington Trust Company, N.A. is a wholly owned subsidiary of Wellington Management Company.

(5) Includes 46,000 shares owned of record by Mr. Cooley, as to which shares he has sole voting and investment power; 50,000 shares held by his spouse, as to which shares Mr. Cooley disclaims beneficial ownership; and 100,000 shares pursuant to presently exercisable options. The amount does not include an option awarded on June 5, 1996, to purchase 100,000 shares of Common Stock, subject to stockholder approval of an amendment to the Stock Option Plan increasing the number of shares reserved under the Stock Option Plan by at least 100,000 shares.

(6) Includes 3,800 shares held by Ms. Domuracki as custodian for her children, as to which shares Ms. Domuracki has sole voting and investment power; 2,000 shares held by her spouse, as to which shares Ms. Domuracki disclaims beneficial ownership; 5,179 shares owned beneficially by Ms. Domuracki through the Company's Savings Plan, as to which shares Ms. Domuracki has sole voting and investment power; and 94,384 shares pursuant to presently exercisable options.

(7) Includes 32,000 shares held by Mr. Dean as custodian for his children, as to which shares Mr. Dean has sole voting and investment power; 8,000 shares held by his spouse, as to which shares Mr. Dean disclaims beneficial ownership; 18,808 shares owned beneficially by Mr. Dean through the Company's Savings Plan, as to which shares Mr. Dean has sole voting and investment power; and 49,384 shares pursuant to presently exercisable options.

(8) Includes 200 shares owned of record by Ms. Eichel, as to which shares Ms. Eichel has sole voting and investment power; and 81,359 shares pursuant to presently exercisable options.

(9) For each of Mr. Mortimer and Mrs. Patterson, includes 8,333 shares pursuant to presently exercisable options.

(10) Includes 7,500 shares pursuant to presently exercisable options.

(11) Includes 6,666 shares pursuant to presently exercisable options.

(12) Although Messrs. Mortimer, Rosen, Shelton and Burden and Mrs. Patterson previously reported shared voting power with respect to the Electra Shares by virtue of an agreement dated September 16, 1994 between the Company and Byron A. Hero, Jr., its former Chief Executive Officer, the Company believes that by virtue of the Foreclosure Sale (See Note 3 above) they no longer exercise such shared voting power. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(13) Mr. Schupak and Mr. Benasra are each entitled to the automatic grant of an option to purchase 20,000 shares of the Common Stock, but have agreed to defer such grant until an amendment to the 1992 Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance thereunder.

(14) Includes 355,959 shares issuable upon the exercise of presently exercisable stock options and 1,811,594 shares issuable upon conversion of the Convertible Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As previously reported, prior to February 1993, Esmark, the former parent of the Company, owned of record 3,000,000 shares of the Common Stock, consisting of the Esmark Shares, which it subsequently pledged to SunAmerica, and the Electra Shares, which it subsequently transferred to Electra upon the exercise of an Option Agreement between it and Electra, a copy of which was filed by Electra as an exhibit to its Schedule 13D, dated December 31, 1992. The
Schedule 13D also contained as an exhibit a copy of an irrevocable 10 year proxy which Electra granted to Esmark with respect to the Electra Shares.

         In September 1993, Esmark pledged the Esmark Shares to SunAmerica as collateral for its guarantee of a loan of $14,500,000 which SunAmerica had made to a subsidiary of Esmark. The guarantee and pledge agreement were attached as an exhibit to the Schedule 13D which SunAmerica filed on September 29, 1994, along with a notice of exercise of rights by SunAmerica. On February 1, 1995, SunAmerica amended the Schedule 13D and attached as an exhibit a foreclosure notice with respect to its intention to sell the Esmark Shares at public auction. The sale was then temporarily stayed during the pendency of an involuntary bankruptcy petition that was filed against Esmark. On June 6, 1996, the United States Bankruptcy Court for the Southern District of New York ordered the liquidation of Esmark under Chapter 7 of the Bankruptcy Code, and appointed a trustee. These actions could be deemed to have constituted a change in control of the Company.

         On June 14, 1996, Sun America filed Amendment No. 3 to its Schedule 13D ("Amendment No. 3"), reporting that, on March 12, 1996, the United States Bankruptcy Court had entered an order effective May 1, 1996 terminating the automatic stay in the Esmark bankruptcy insofar as it prohibited SunAmerica from enforcing its rights under the guarantee and pledge agreement with Esmark, including with respect to the Foreclosure Sale of the Esmark Shares. Amendment No. 3 also reported that on June 7, 1996 the Foreclosure Sale was conducted at which SunAmerica submitted the highest conforming bid and purchased the Esmark Shares, by crediting its bid against its secured claim, at a price of $3.00 per share, for an aggregate purchase price of $6,030,000. The Esmark Shares were subsequently reregistered in the name of a nominee of SunAmerica. SunAmerica's purchase of the Esmark Shares at the Foreclosure Sale could be deemed to have constituted a change in control of the Company.

         Amendment No. 3 further states, among other things, that the purpose of the purchase by SunAmerica is to maximize the value of its interest in the Esmark Shares, that SunAmerica does not consider itself to be a passive investor and that it may purchase additional shares of the Common Stock, seek representation on the Board of Directors of the Company, commence a tender or exchange offer and/or propose a business combination, seek redemption or judicial invalidation of the Company's stockholders' rights plan, or dispose of all or a portion of the Esmark Shares. On October 4, 1996, the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer at Board meetings. At the meeting of the Board of Directors immediatly following the Annual Meeting of Stockholders on October 16, 1996, the Board of Directors voted to increase the number of Directors constituting the entire Board from eight to 10, and elected Donald Schupak and Michel Benasra, SunAmerica's designees, to fill the vacancies thus created. At the same time, it amended the Company's By-laws to provide that the size of the Board cannot be further increased without the affirmative vote of the SunAmerica designees. It also extended an invitation to Electra to designate an additional Director to become a member of the Board, but Electra declined this invitation.

         The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under such agreement with respect to the shares of Common Stock that are owned by it.

          In September 1994, the Company obtained a judgment against Esmark, which remains unsatisfied, with respect to all amounts owed to the Company by Esmark. Esmark was indebted to the Company in the amount of $6,099,000 as of December 30, 1995, an amount which the Company has fully reserved as a result of Esmark's financial condition. The Company no longer accrues interest on this indebtedness for financial statement purposes.

         On June 5, 1996, the Board of Directors of the Company declared a dividend distribution of one Right (each, a "Right") for each outstanding share of Common Stock to stockholders of record at the close of business on June 17, 1996. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-ten thousandth of a share (a "Unit") of the Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company, or a combination of securities and assets of equivalent value, at a purchase price of $22.50 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and First Union, as rights agent. The Rights will separate from the Common Stock and a distribution date (the "Distribution Date") will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 35% or more of the outstanding Common Stock (the "Stock Acquisition Date"), or (ii) the close of business on such date as may be fixed by the Board of Directors, which date shall not be more than 65 days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 35% or more of the outstanding Common Stock. The Rights are not exercisable until the Distribution Date and will expire at the close of business on June 17, 2006, unless earlier redeemed by the Company or unless a transaction under Section 13(d) of the Rights Agreement has occurred.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

         1. Financial Statements

         2. Financial Statement Schedules

         The financial statements and financial statement schedules included in this Form 10-K are listed in the accompanying Index to the Financial Statements on Page F-1 of this Form 10-K.

         All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

         3. Exhibits

         The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Form 10-K.


Exhibit
Number          Description

3.1.1 Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1.1 to the Registration Statement of the Registrant on Form S-1 (Reg. No. 33-49274)(the "Registration Statement").)

3.1.2 Certificate of Correction, dated July 9, 1992, of the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1.2 to Amendment No. 1 to the Registration Statement ("Amendment No. 1").)

3.2B##          Amended By-Laws of the Registrant, as amended through October
                16, 1996.

4.1             Form of Certificate for Common Stock of the Registrant.
                (Incorporated by reference to Exhibit 4.1 to Amendment No. 1.)

10.1.1 Tax Refund Agreement, dated July 22, 1986, by and among Danpen, Inc., Beatrice Companies, Inc. and Esmark, Inc. (Incorporated by reference to Exhibit 10.1.1 to the Registration Statement.)

10.1.2 Supplemental Tax Refund Agreement, dated March 15, 1990, among Beatrice Companies, Inc., Esmark, Inc., Danpen, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1.2 to the Registration Statement.)

10.5.1 Lease Agreement, dated October 16, 1986, between the Registrant and Robert H. Arnow, relating to leasehold interest at 111 West 40th Street, New York, New York, as amended, and related agreement. (Incorporated by reference to Exhibit 10.5.1 to the Registration Statement.)

10.5.4 Lease Agreement, dated March 22, 1996, between the City of Grenada, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10.5.4 to the Registrant's Form 10-Q for the fiscal quarter ended September 28, 1996.)

10.5.5 Agreements in connection with Industrial Revenue Bond for property located at 1261 South Commerce Street, Grenada, Mississippi, between the City of Grenada, Mississippi and the Registrant (as assignee of International Playtex, Inc.). (Incorporated by reference to Exhibit 10.5.5 to Amendment No. 1.)

10.5.7 Agreement between the Pennaco division and the City of Grenada, Mississippi, relating to the issuance by the City of Grenada of $1,500,000 principal amount of bonds to finance the construction of a distribution center to be owned by the City of Grenada and leased to the Pennaco division. (Incorporated by reference to Exhibit 10.5.7 to Amendment No. 2 to the Registration Statement ("Amendment No. 2").)

10.5.8 Master Lease Agreement, dated as of June 10, 1991, between Pacific Rim Capital, Inc. and the Registrant, in the maximum amount of $2,472,000. (Incorporated by reference to Exhibit
                10.5.8 to the Registration Statement.)

10.5.9 Real Estate Purchase Agreement, dated December 6, 1988, and Amendment thereto, dated March 2, 1989, by and between the Registrant and Honeywell, Inc. (Incorporated by reference to Exhibit 10.5.9 to the Registration Statement.)

10.5.11         Lease Agreement between Paul Klinge A/S and the Registrant.
                (Incorporated by reference to Exhibit 10.5.11 to Amendment No.
                2.)

10.5.12 Addendum to Lease between Henrik Klinge and the Registrant dated August 23, 1996. (Incorporated by reference to Exhibit 10.5.12 to the Registrant's Form 10-Q for the fiscal quarter ended September 28, 1996.)

*10.6.2B Employment Agreement dated April 1, 1996 between the Registrant and Edwin W. Dean. (Incorporated by reference to Exhibit 10.6.2B to the Registrant's Form 10-Q for the fiscal quarter ended March 30, 1996.)

*10.6.3A Amended Employment Agreement, dated April 1, 1994, between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
                Exhibit 10.6.3A to the Registrant's Form 10-Q for the fiscal quarter ended June 25, 1994.)

*10.6.3B Amendment One, effective November 1, 1994, to the amended Employment Agreement, dated April 1, 1994, between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
                Exhibit 10.6.3B to the Registrant's Form 10-Q for the fiscal quarter ended September 24, 1994.)

*10.6.3C Amendment Two, effective January 1, 1995, to the amended Employment Agreement, dated August 1, 1994, between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
                Exhibit 10.6.3C to the Registrant's Form 10-Q for the fiscal quarter ended December 24, 1994.)

*10.6.3D Amendment Three, effective April 1, 1996, to the amended Employment Agreement, dated August 1, 1994, between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
                Exhibit 10.6.3D to the Registrant's Form 10-Q for the fiscal quarter ended September 28, 1996.)

*10.6.4A.1      Employment Agreement, dated August 1, 1994, between the
                Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4A.1 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.6.4B Amendment One, effective November 1, 1994, to the Employment Agreement, dated August 1, 1994, between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4B to the Registrant's Form 10-Q for the fiscal quarter ended September 24, 1994.)

*10.6.4C Amendment Two, effective January 1, 1995, to the amended Employment Agreement, dated August 1, 1994, between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4C to the Registrant's Form 10-Q for the fiscal quarter ended December 24, 1994.)

*10.6.4D Amendment Three, effective April 1, 1996, to the amended Employment Agreement, dated August 1, 1994, between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4D to the Registrant's Form 10-Q for the fiscal quarter ended September 28, 1996.)

*10.6.7 Employment Agreement, dated as of October 27, 1994, between the Registrant and Howard D. Cooley. (Incorporated by reference to
                Exhibit 10.6.7 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.6.8 Deferral of payment agreement for Howard D. Cooley dated June 8, 1995, related to employment agreement dated, October 27, 1994. (Incorporated by reference to Exhibit 10.6.8 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.6.9 Amendment dated October 26, 1995 to the Employment Agreement dated as of October 27, 1994 between the Registrant and Howard
                D. Cooley. (Incorporated by reference to Exhibit 10.6.9 to the Registrant's Form 10-Q for the fiscal quarter ended March 30, 1996.)

*10.7.1 Life Insurance Policy dated November 13, 1992, issued by Metropolitan Life Insurance Co. on the life of Edwin W. Dean, in the amount of $1,500,000, with the Registrant named as beneficiary, including assignment dated, March 16, 1995, to First Union National Bank of North Carolina. (Incorporated by reference to Exhibit 10.7.1 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.7.2 Life Insurance Policy dated February 20, 1992, issued by Prudential Select on the life of Mary Ann Domuracki, in the amount of $2,000,000, with the Registrant named as beneficiary, including assignment, dated March 16, 1995, to First Union National Bank of North Carolina. (Incorporated by reference to
                Exhibit 10.7.2 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.7.3 Life Insurance Policy dated November 2, 1992, issued by Metropolitan Life Insurance Co. on the life of Beverly Eichel in the amount of $1,000,000, with the Registrant named as beneficiary, including assignment, dated March 16, 1995, to First Union National Bank of North Carolina. (Incorporated by reference to Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

*10.8.1 1992 Stock Option Plan of the Registrant, together with form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.8.1 to the Registration Statement.)

*10.8.1A        Amendment No. 1 to the 1992 Stock Option Plan of the Company.
                (Incorporated by reference to Exhibit 10.8.1A to the Registrant's Form 10-K for the fiscal year ended March 27, 1993.)

*10.8.2 Savings Plan of the Registrant, as amended. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form S-8 (Reg. No. 33-53852).)

10.10.1A Renewal license agreement dated December 29, 1993 between Givenchy and the Registrant. (Incorporated by reference to Exhibit 10.10.1A to the Registrant's Form 10-Q for the fiscal quarter ended December 25, 1994.)

10.10.2A Renewal license agreement dated January 1, 1994 between Anne Klein & Company and the Pennaco Division of Danskin, Inc. (Incorporated by reference to Exhibit 10.10.2A to the Registrant's Form 10-Q for the fiscal quarter ended December 25, 1994.)

10.10.2B Renewal license agreement dated January 26, 1996 between Anne Klein & Company and the Pennaco Division of Danskin, Inc. (Incorporated by reference to Exhibit 10.10.2A to the Registrant's Form 10-Q for the fiscal quarter ended March 30, 1996.)

10.10.3 License agreement, dated as of October 1, 1994, between SsangYong (U.S.A.), Inc. and the Registrant. (Incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-Q for the fiscal quarter ended September 24, 1994.)

10.10.4 License agreement, dated April 1, 1994 between Christian Dior, Inc. and the Registrant. (Incorporated by reference to Exhibit
                10.10.3 to the Registrant's Form 10-Q for the fiscal quarter ended December 24, 1994.)

10.10.5 License agreement, dated June 1, 1995, between Canari Cycle Wear, a Division of Kassach Marketing and the Registrant. (Incorporated by reference to Exhibit 10.10.5 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.11 Registration Rights Agreement, dated as of July 2, 1992, between Esmark, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.11 to the Registration Statement.)

10.16.2 Stock Pledge Agreement, dated as of August 17, 1992, between Danpen, Inc. and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.2 to Amendment No. 2.)

10.16.4 Patent Collateral Assignment and Security Agreement, dated as of August 17, 1992, between the Registrant and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.4 to Amendment No. 2.)

10.16.5 License Security Agreement, dated as of August 17, 1992, between the Registrant and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.5 to Amendment No. 2.)

10.16.6 Trademark Security Agreement, dated as of August 17, 1992, between the Registrant and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit
                10.16.6 to Amendment No. 2.)

10.16.7 Continuing Guaranty, dated as of August 17, 1992, by Danpen, Inc. for the benefit of First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit
                10.16.7 to Amendment No. 2.)

10.16.8 Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of August 17, 1992, by the Registrant in favor of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Berks County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.8 to Amendment No. 2.)

10.16.9 Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of August 17, 1992, by the Registrant in favor of First Union National Bank of North Carolina, as Agent, with respect to certain property located in York County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.9 to Amendment No. 2.)

10.16.10 Mississippi Deed of Trust, Security Agreement and Assignment of Rents, dated as of August 17, 1992, by the Registrant to Robert
                D. Drinkwater, as Trustee, for the use and benefit of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to Exhibit 10.16.10 to Amendment No. 2.)

10.16.11 Mississippi Leasehold Deed of Trust, Security Agreement and Assignment of Rents, dated as of August 17, 1992, by the Registrant to Robert D. Drinkwater, as Trustee, for the use and benefit of First Union National Bank of North Carolina, as Agent, with respect to certain leasehold interests. (Incorporated by reference to Exhibit 10.16.11 to Amendment No. 2.)

10.16.15 Promissory note, dated December 16, 1993, from Esmark, Inc. to Danskin, Inc. (Incorporated by reference to Exhibit 10.16.15 to the Registrant's Form 10-Q for the fiscal quarter ended December 25, 1993).

10.16.16        Option agreement dated December 16, 1993, between Danskin, Inc.
                and Esmark, Inc. (Incorporated by reference to Exhibit 10.16.16 to the Registrant's Form 10-Q for the fiscal quarter ended December 25, 1993).

10.16.18 Amended and restated promissory note, dated July 1, 1994, in the amount of $5,418,000, from Esmark, Inc. to the Registrant. (Incorporated by reference to Exhibit 10.16.18 to the Registrant's Form 10-K for the fiscal year ended March 26, 1994.)

10.16.19 Agreement, dated as of July 1, 1994, between Esmark, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.16.19 to the Registrant's Form 10-K for the fiscal year ended March 26, 1994.)

10.16.25 Amended and restated Loan and Security Agreement, dated as of June 22, 1995, between the Registrant and First Union, with attachments and exhibits. (Incorporated by reference to Exhibit
                10.16.25 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.25A       First Amendment, dated August 17, 1995, to the Amended and
                Restated Loan Agreement between the Registrant and First Union
                National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated
                August 17, 1995.)

10.16.25A(1)    Press Release dated August 17, 1995 related to the issuance of the Registrant's Convertible Subordinated Debenture.
                (Incorporated by reference to Exhibit 99.2 to the Registrant's
                Form 8-K dated August 17, 1995.)

10.16.25B       Second Amendment dated February 29, 1996 to the Amended and
                Restated Loan Agreement between the Registrant and First Union
                National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.25B to the Registrant's Form 10-K for the nine-month transition period ended December 30, 1995.)

10.16.25C       Third Amendment dated March 18, 1996 to the Amended and Restated
                Loan Agreement between the Registrant and First Union National
                Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.25C to the Registrant's Form 10-K for the nine-month transition period ended December 30, 1995.)

10.16.25D       Fourth Amendment dated July 31, 1996 to the Amended and Restated
                Loan Agreement between the Registrant and First Union National
                Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.16.25D to the Registrant's Form Form 10-Q for the fiscal quarter ended December 25, 1993)

10.16.25E##     Fifth Amendment dated December 31, 1996 to the Amended and
                Restated Loan Agreement between the Registrant and First Union
                National Bank of North Carolina, as Agent.

10.16.25F##     Sixth Amendment dated March 27, 1997 to the Amended and Restated
                Loan Agreement between the Registrant and First Union National
                Bank of North Carolina, as Agent.

10.16.26 Warrant Purchase Agreement and attachments in connection with the amended and restated Loan and Security Agreement, dated as of June 22, 1995. (Incorporated by reference to Exhibit 10.16.26 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.27 First Amendment to Mississippi Deed of Trust, Security Agreement and Assignment of Rents, dated August 17, 1992 by and among the Registrant, Robert D. Drinkwater, as Trustee, for the benefit of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to Exhibit 10.16.27 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.28 Second Amendment to Mississippi Deed of Trust, Security Agreement and Assignment of Rents dated as of March 7, 1995, by and among the Registrant, Robert D. Drinkwater, as Trustee, for the use and benefit of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to
                Exhibit 10.16.28 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.29 Third Amendment to Mississippi Deed of Trust, Security Agreement and Assignment of Rents, dated June 22, 1995, by and between the Registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to Exhibit
                10.16.29 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.30 First Amendment to Open End Mortgage Security Agreement and Assignment of Rents, dated March 7, 1995, by and between the Registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in York County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.30 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.31 Second Amendment to Open End Mortgage Security Agreement and Assignment of rents, dated June 22, 1995, by and between the registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in York County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.31 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.32 First Amendment to Mississippi Leasehold Deed of Trust, Security Agreement and Assignment of Rents, dated August 17, 1992 by and among the Registrant, Robert D. Drinkwater, as Trustee, for the use and benefit of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to Exhibit
                10.16.26 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.33 Second Amendment to Mississippi Leasehold Deed of Trust, Security Agreement and Assignment of Rents dated as of March 7, 1995, by and among the Registrant, Robert D. Drinkwater, as Trustee, for the use and benefit of First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to Exhibit 10.16.33 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.34 Third Amendment to Mississippi Leasehold Deed of Trust, Security Agreement and Assignment of Rents, dated June 22, 1995, by and between the Registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in Grenada County, Mississippi. (Incorporated by reference to
                Exhibit 10.16.34 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.35 First Amendment to Open End Mortgage, Security Agreement and Assignment of Rents, dated March 7, 1995, between the Registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in Berks County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.35 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.16.36 Second Amendment to Open End Mortgage, Security Agreement and Assignment of Rents, dated June 22, 1995, by and between the Registrant and First Union National Bank of North Carolina, as Agent, with respect to certain property located in Berks County, Pennsylvania. (Incorporated by reference to Exhibit 10.16.36 to the Registrant's Form 10-K for the fiscal year ended March 25, 1995.)

10.22 Agreement, dated September 16, 1994, between Danskin, Inc. and Byron A. Hero, Jr. (Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated September 16, 1994.)

*10.23 Employment Agreement, dated as of September 16, 1994, between Danskin, Inc. and Byron A. Hero, Jr. (Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated September 16,
                1994).

10.26 Notice of Exercise of Rights Under Guaranty and Pledge dated September 29, 1994 from SunAmerica, Inc., as Agent, under a certain Notes Purchase Agreement dated as of September 3, 1993, by and among Nautech Incorporated, SunAmerica Insurance Company of America, SunAmerica, Inc. as Agent, and the guarantors named therein. (Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated September 29, 1994.)

10.27 Rights Agreement, dated as of June 5, 1996, between the Registrant and First Union National Bank of North Carolina, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on June 6, 1996.)

10.28 Letter Agreement, dated as of October 4, 1996, between the Registrant and SunAmerica Life Insurance Company. (Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed on October 8, 1996.)

10.29 Certificate of Designations of the Registrant dated August 5, 1996. (Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 68, 1996.)

10.29.1 Exchange Agreement dated as of August 6, 1996 between the Registrant and the Oppenheimer Bond Fund For Growth. (Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 68, 1996.)

10.29.2 Registration Rights Agreement dated as of August 6, 1996 between the Registrant and the Oppenheimer Bond Fund For Growth. (Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on August 68, 1996.)

10.29.3 Press Release dated August 6, 1996. (Incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed on August 68, 1996.)

10.30## Heads of Agreement dated March 27, 1997 between the Registrant and Donald Schupak.

10.31##         Financial Data Schedule.

21.1##          Subsidiaries of the Registrant.

23.1##          Consent of Deloitte & Touche LLP.

                ---------------
                ## Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be issued on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York.

                                            DANSKIN, INC.


                                            By
                                               -----------------------------
                                            Edwin W. Dean
                                            Vice Chairman of the Board,
                                            General Counsel and Secretary

DATE:


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity in Which Signed                                        Date

----------------------            Chief Executive Officer and Director                            March 28, 1997
Mary Ann Domuracki                (Principal Executive Officer)


----------------------            Chairman of the Board                                           March 28, 1997
Donald Schupak


----------------------            Vice Chairman of the Board, General Counsel and Secretary       March 28, 1997
Edwin W. Dean


----------------------            Executive Vice President and Chief Financial Officer            March 28, 1997
Beverly Eichel                    (Principal Financial and Accounting Officer)


----------------------            Director                                                        March 28, 1997
Henry T. Mortimer


----------------------            Director                                                        March 28, 1997
Patricia Patterson


----------------------            Director                                                        March 28, 1997
Larry B. Shelton






----------------------            Director                                                        March 28, 1997
Michael S. Rosen


----------------------            Director                                                        March 28, 1997
John W. Burden, III


----------------------            Director                                                        March 28, 1997
Michel Benasra


----------------------            Director                                                        March 28, 1997
Howard D. Cooley

                         DANSKIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                 Page
Independent Auditors' Report                                                                     F-2

Consolidated Financial Statements as of March 25, 1995, December 30, 1995 and
December 28, 1996 and for the fiscal years ended March 25, 1995, for the nine months ended December 30, 1995 and for the year ended December 28, 1996:

         Consolidated Balance Sheets                                                             F-3
         Consolidated Statements of Operations                                                   F-4
         Consolidated Statements of Stockholders' Equity                                         F-5
         Consolidated Statements of Cash Flows                                                   F-6
         Notes to Consolidated Financial Statements                                              F-7 to F-23

Supplemental Financial Information:

         Unaudited Selected Quarterly Financial Information                                      F-24

Financial Statement Schedule:

         Schedule II Schedule of Valuation and Qualifying Accounts                               S-1

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of DANSKIN, INC.:

We have audited the accompanying consolidated balance sheets of Danskin, Inc. and Subsidiaries (the "Company") as of December 30, 1995 and December 28, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended March 25, 1995, for the fiscal nine months ended December 30, 1995 and for the fiscal year ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for the fiscal year ended March 25, 1995, for the fiscal nine months ended December 30, 1995 and for the year ended December 28, 1996 and in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly; in all material respects, the information set forth therein.



Deloitte & Touche LLP
New York, New York
March 14, 1997, [Except for Note 11 for which the date is March 27, 1997]

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            December 30, 1995   December 28, 1996
                                            -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                       $1,143,000         $1,177,000
   Accounts receivable, less allowance for
      doubtful accounts of $1,631,000 in
      December 1995 and $938,000 in
      December 1996                                14,631,000         16,093,000
   Inventories                                     30,849,000         34,075,000
   Prepaid expenses and other current assets        3,360,000          3,397,000
                                                  -----------        -----------
      Total current assets                         49,983,000         54,742,000
                                                  -----------        -----------

Property, plant and equipment - net of
   accumulated depreciation and amortization
   of $5,849,000 at December 30, 1995 and
   $7,721,000 at December 28, 1996                 10,632,000          9,292,000
Deferred income tax benefits                        3,900,000                ---
Other assets                                        3,227,000          2,906,000
                                                  -----------        -----------
Total Assets                                      $67,742,000        $66,940,000
                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving loan payable                          $4,101,000         $9,969,000
   Current portion of long-term debt                  334,000                ---
   Accounts payable                                 9,361,000          9,682,000
   Accrued expenses                                10,531,000         10,532,000
                                                  -----------        -----------
      Total current liabilities                    24,327,000         30,183,000
                                                  -----------        -----------

Subordinated convertible debentures                 5,000,000                ---
Long-term debt, net of current maturities          31,666,000         31,589,000
Accrued retirement costs                            5,230,000          4,367,000
                                                  -----------        -----------
                                                   41,896,000         35,956,000
                                                  -----------        -----------

Total Liabilities                                  66,223,000         66,139,000
                                                  -----------        -----------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value, 10,000 shares
      authorized; no shares issued at  December 30        ---                 10
      and 1,000 shares issued at December 28, 1996
   Common Stock, $.01 par value, 20,000,000 shares
      authorized, 5,922,375 shares issued at
      December 30, 1995 and 6,047,255 shares issued
      at December 28, 1996, less 1,000 shares
      held by subsidiary                               59,214             60,463
   Additional paid-in capital                      13,849,786         18,901,527
   Warrants outstanding                               764,000            764,000
   Accumulated deficit                            (11,154,000)       (16,345,000)
   Accumulated translation adjustment                     ---            (15,000)
   Minimum pension liability adjustment            (2,000,000)        (2,565,000)
                                                  -----------        -----------
         Total Stockholders' Equity                 1,519,000            801,000
                                                  -----------        -----------
Total Liabilities and Stockholders' Equity        $67,742,000        $66,940,000
                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Fiscal Year Ended    Fiscal Nine Months Ended      Fiscal Year Ended
                                           March 25, 1995        December 30, 1995          December 28, 1996
                                        ------------------    ------------------------      -----------------
Net revenues                             $128,118,000              $93,787,000                 $128,145,000
Cost of goods sold                         87,346,000               62,181,000                   83,610,000
                                         ------------              -----------                 ------------
   Gross profit                            40,772,000               31,606,000                   44,535,000

Selling, general and administrative
  expenses                                 43,046,000               29,468,000                   42,069,000
Non-recurring charges                       4,143,000                1,100,000                          ---
Provision for doubtful accounts
  receivable                                1,031,000                  383,000                      (43,000)
Interest expense                            3,928,000                3,699,000                    4,721,000
                                         ------------              -----------                 ------------
                                           52,148,000               34,650,000                   46,747,000

Loss before income tax (benefit)
  provision                               (11,376,000)              (3,044,000)                  (2,212,000)
(Benefit) provision for income taxes       (1,719,000)                 178,000                    2,777,000
                                         ------------              -----------                 ------------

Net loss                                   (9,657,000)              (3,222,000)                  (4,989,000)

Preferred dividends                               ---                      ---                      202,000
                                         ------------              -----------                 ------------

Net loss applicable to Common Stock       ($9,657,000)             ($3,222,000)                 ($5,191,000)
                                         ============              ===========                 ============

Net loss per share                             ($1.64)                  ($0.54)                      ($0.86)
                                         ============              ===========                 ============

Weighted average number of common shares    5,904,000                5,921,000                    6,011,000
                                         ============              ===========                 ============


                 See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Additional
                                   Preferred     Stock          Common Stock           Paid-in       Warrants   Accumulated
                                     Shares      Amount      Shares     Amount         Capital     Outstanding     Deficit
                                   ---------     ------      ------     ------         -------     -----------  -----------
Balance, March 26, 1994                                    5,881,806    $58,818      $13,735,182   $    ---      $1,725,000

   Net loss                                                      ---        ---              ---        ---      (9,657,000)
   Purchase and retirement of
       Common Stock                                          (14,002)      (140)         (46,860)       ---             ---
   Sale and contribution of Common
      Stock to Employee Savings Plan                          53,403        534          162,466        ---             ---
   Warrants granted to lender                                    ---        ---              ---    600,000             ---
   Minimum pension liability
      adjustment                                                 ---        ---              ---        ---             ---
                                       -------   -------   ---------    --------     -----------   --------     -----------
Balance, March 25, 1995                                    5,921,207     59,212       13,850,788    600,000      (7,932,000)

   Net loss                                                      ---        ---              ---        ---      (3,222,000)
   Purchase and retirement of
       Common Stock                                          (12,103)      (121)         (31,002)       ---             ---
   Sale of Common  Stock to
      Employee Savings Plan                                   12,271        123           30,000        ---             ---
   Warrants granted to lender                                    ---        ---              ---    164,000             ---
   Minimum pension liability
      adjustment                                                 ---        ---              ---       ---              ---
                                       -------   -------   ---------    --------     -----------   --------     -----------
Balance, December 30, 1995                                 5,921,375    $59,214      $13,849,786   $764,000    ($11,154,000)

   Net loss                                                                                                       (4,989,00)
   Prefered Stock dividend                                                                                         (202,000)
   Purchase and retirement of
       Common Stock                                          (41,013)      (410)        (139,162)
   Sales and contribution of
      Common Stock to Employee
      Savings Plan                                            55,893        559          178,263
   Common Stock option exercises                             110,000      1,100          317,650
   Issuance of Preferred Stock          1,000       10                                 4,694,990
   Accumulated translation
      adjustment
   Minimum pension liability
      adjustment
                                       -------   -------   ---------    --------     -----------   --------     -----------
Balance, December 28, 1996              1,000      $10     6,046,255    $60,463      $18,901,527   $764,000    ($16,345,000)
                                       -------   -------   ---------    --------     -----------   --------     -----------


                                                       Minimum
                                        Accumulated    Pension
                                        Translation   Liability
                                        Adjustment    Adjustment       Total

Balance, March 26, 1994                              ($2,111,000)   $13,408,000

   Net loss                                                  ---     (9,657,000)
   Purchase and retirement of
       Common Stock                                          ---        (47,000)
   Sale and contribution of Common
      Stock to Employee Savings Plan                         ---        163,000
   Warrants granted to lender                                ---        600,000
   Minimum pension liability
      adjustment                                         728,000        728,000
                                        --------     -----------    -----------
Balance, March 25, 1995                               (1,383,000)     5,195,000

   Net loss                                                  ---     (3,222,000)
   Purchase and retirement of
       Common Stock                                          ---        (31,123)
   Sale of Common  Stock to
      Employee Savings Plan                                  ---         30,123
   Warrants granted to lender                                ---        164,000
   Minimum pension liability
      adjustment                                        (617,000)      (617,000)
                                        --------     -----------    -----------
Balance, December 30, 1995                           ($2,000,000)    $1,519,000

   Net loss                                                          (4,989,000)
   Prefered Stock dividend                                             (202,000)
   Purchase and retirement of
       Common Stock                                                    (139,572)
   Sales and contribution of
      Common Stock to Employee
      Savings Plan                                                      178,822
   Common Stock option exercises                                        318,750
   Issuance of Preferred Stock                                        4,695,000
   Accumulated translation
      adjustment                         (15,000)                       (15,000)
   Minimum pension liability
      adjustment                                        (565,000)      (565,000)
                                        --------     -----------    -----------
Balance, December 28, 1996              ($15,000)    ($2,565,000)      $801,000
                                        ========     ===========    ===========


                 See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Fiscal Year Ended      Nine Months Ended    Fiscal Year End
                                                 March 25, 1995       December 30, 1995   December 28, 1996
                                              ------------------      -----------------   -----------------
Cash Flows From Operating Activities:

Net loss                                         ($9,657,000)           ($3,222,000)         ($4,989,000)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
   Depreciation and amortization                   1,960,000              2,122,000            2,616,000
   Write-off of certain trademarks and other
      long-term assets                             1,243,000                    ---                  ---
   Provision for doubtful accounts receivable      1,031,000                383,000              (43,000)
   Loss on sale of property, plant and equipment         ---                    ---               28,000
   Deferred income taxes                          (2,127,000)                   ---            2,536,000
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable    (150,000)             5,200,000           (1,419,000)
      (Increase) decrease in inventories          (4,325,000)             4,235,000           (3,226,000)
      (Increase) decrease in prepaid expenses
         and other current assets                  2,373,000               (324,000)             (62,000)
      Increase (decrease) in accounts payable      1,482,000             (1,746,000)             321,000
      Increase (decrease) in accrued expenses      4,075,000               (984,000)              77,000
      Financing costs incurred                      (556,000)            (1,290,000)            (275,000)
      Other                                              ---                414,000                  ---
                                                  ----------            -----------         ------------
Net cash (used in) provided by operating
     activities                                   (4,651,000)             4,788,000           (4,436,000)
                                                  ----------            -----------         ------------

Cash Flows From Investing Activities:

   Capital expenditures                             (576,000)            (1,714,000)            (738,000)
   Purchase of interest rate cap                         ---               (338,000)                 ---
                                                  ----------            -----------         ------------
Net cash used in investing activities               (576,000)            (2,052,000)            (738,000)
                                                  ----------            -----------         ------------

Cash Flows From Financing Activities:

   Net (payments) receipts under revolving
      notes payable                                2,723,000             (9,225,000)           5,868,000
   Payments of long-term debt                     (1,419,000)           (22,399,000)            (411,000)
   Proceeds from borrowings and debt
      restructuring                                6,050,000             22,000,000                  ---
   Proceeds from issuance of subordinated
      convertible debentures                             ---              5,000,000                  ---
   Purchase and retirement of Common Stock           (47,000)               (31,000)            (139,000)
   Sale of Common Stock to Savings Plan               63,000                 30,000               79,000
   Common Stock option exercises                         ---                    ---              318,000
   Expenses associated with issuance of
      Preferred Stock                                    ---                    ---             (305,000)
   Preferred Stock Dividend                              ---                    ---             (202,000)
                                                  ----------            -----------         ------------
Net cash provided by (used in) financing
      activities                                   7,370,000             (4,625,000)           5,208,000
                                                  ----------            -----------         ------------

Net increase (decrease) in Cash and
      Cash Equivalents                             2,143,000             (1,889,000)              34,000

Cash and Cash Equivalents, Beginning of Period       889,000              3,032,000            1,143,000
                                                  ----------            -----------         ------------
Cash and Cash Equivalents, End of Period          $3,032,000             $1,143,000           $1,177,000
                                                  ==========            ===========         ============


                 See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

Danskin, Inc. (the "Company") was incorporated on February 21, 1986 to own and operate the business and assets of two divisions of a corporation acquired on July 22, 1986.

The Company currently operates under two divisions: Danskin, which designs, manufactures and markets dance wear, bodywear, tights and exercise apparel; including the licensed Shape(R) label, and also operates 46 retail stores and 2 full price stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-the-Clock(R), Givenchy(R), and Anne Klein(R) Collections, and under private labels for major retailers, as well as socks under Round- the-Clock(R), the Anne Klein(R) and Danskin(R) brands. The Company allowed its license arrangement for hosiery with Christian Dior(R) to expire in December 1996.

Managements' Plan

The Company has incurred losses for each of the periods presented and is highly leveraged. In addition, the Company has required several loan amendments to remain in compliance with its loan agreements. Management believes that with its current financing (which was most recently amended on March 27, 1997) in place the Company will have sufficient working capital to sustain its operations. Managements' plans include to expand Danskin and other product lines, pursue growth in international sales and selectively license the Danskin name for additional product categories and open additional full price Danskin(R) stores. In addition, the Company plans to continue its stablization of its hosiery business. The Company also believes that additional financing will be raised through private lendors and/or private placements.

Basis of Presentation

The financial statements of the Company include the accounts of the Company, including all of its operating divisions, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications were made to prior year information to conform to current year presentations.

Fiscal Year

The Company changed its fiscal year end to the last Saturday in December effective December 1995. Fiscal 1995 ended on March 25, 1995, a nine month transitional fiscal year ended on December 30, 1995, and fiscal 1996 ended on December 28, 1996.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:

                                December 30, 1995        December 28, 1996
                                -----------------        -----------------
 Finished goods                       $18,792,000              $19,742,000
 Work-in-process                        6,431,000                7,663,000
 Raw materials                          4,461,000                5,767,000
 Packaging materials                    1,165,000                  903,000
                                      -----------              -----------
                                      $30,849,000              $34,075,000
                                      ===========              ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Furniture and fixtures, machinery and equipment and buildings are depreciated by the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Leasehold improvements are amortized by the straight-line method over the related lease terms.

Excess of Purchase Price Over Fair Value of Net Tangible Assets Acquired

The excess of purchase price over fair value of net tangible assets acquired is generally amortized on a straight-line basis over 20 years.

Deferred Financing Charges

Deferred financing charges are amortized over the respective terms of debt obtained under financing agreements.

Cash Equivalents

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Trademarks

The Company amortizes capitalized costs to acquire trademarks over the estimated useful life of the trademark, generally 15 years.

Loss Per Common Share

Losses per common share are based on the weighted average number of common shares and common stock equivalents. The assumed exercise of common stock equivalents were antidilutive for all periods presented.

Statements of Cash Flows

The Company presents the consolidated statements of cash flows on the indirect method. Additional required information follows:

Supplemental disclosure of cash flow information:

                                              Fiscal Year               Fiscal Nine Months        Fiscal Year
                                                Ended                       Ended                   Ended
                                            March 25, 1995              December 30, 1995      December 28, 1996
                                            --------------              ------------------     -----------------
Cash paid for interest                         $3,480,000                 $3,319,000                $4,242,000
Cash paid for income taxes                        110,000                    146,000                   123,000
Cash refunds received for income taxes         (1,282,000)                  (376,000)                  (10,000)

Non-cash activities:

The Company contributed 34,042 and 29,629 of its common shares to the Danskin, Inc. Savings Plan on August 19, 1994 and March 22, 1996, respectively, each at a fair market value of approximately $100,000.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

The Company issued 7% warrants to its current lender in July 1994, subsequently increased in June 1995 to 10%, of the then outstanding common stock. Such warrants have been recorded as additional financing fees totaling $764,000.

The Company issued 10% Cumulative Convertible Preferred Stock with a $5,000,000 principal value on August 6, 1996, in exchange for subordinated convertible debentures having an aggregate face value of $5,000,000.


Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Long-lived assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. This statement was adopted by the Company effective December 31, 1995 and was not material to the Company's financial position or results of operations.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement was adopted by the Company effective December 31, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company, as is permitted, continues to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but discloses in a note to the financial statements pro forma net income and earnings per share as if the Company had adopted the new fair value method of accounting.

Financial Instruments

In assessing the fair value of financial instruments at December 30, 1995 and December 28, 1996, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The interest rate cap is valued at unamortized cost. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments are summarized as follows:

                                            December 30, 1995                  December 28, 1996
                              -----------------------------------------  --------------------------------------
                              Carrying Amount   Estimated Fair Value     Carrying Amount  Estimated Fair Value
                              -----------------------------------------  --------------------------------------
Cash and cash equivalents       $ 1,143,000          $ 1,143,000          $  1,177,000       $ 1,177,000
Interest rate cap                   187,000              187,000               187,000           187,000
Revolving loan payable           (4,101,000)          (4,101,000)           (9,969,000)       (9,969,000)
Long-term debt                  (31,666,000)         (31,666,000)          (31,589,000)      (31,589,000)

2. Stock Option Plan

On July 1, 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"), pursuant to which 339,474 shares of common stock were reserved for issuance. The Plan provides for the granting of options to directors, officers and certain key employees of the Company. The option price shall not be less than 100% of the fair market value on the date of grant. No options may be granted after 10 years from the date of adoption but all options then outstanding will remain outstanding in accordance with the exercise terms as determined at each grant date. On July 29, 1993, the stockholders of Danskin authorized an increase to the number of options available for distribution to 600,000. Options become exercisable at the discretion of the Compensation Committee of the Board of Directors and the plan provides for discretion on vesting requirements.

Effective October 19, 1994, the Board of Directors of the Company amended the Plan to increase the number of options available for grant from 600,000 to 660,000. On October 27, 1994, the Board of Directors of the Company increased the number of options available for grant from 660,000 to 900,000, which received the approval of stockholders as voted upon at the 1995 annual meeting.

Since the inception of the Plan, a total of 413,003 options have been repriced with an exercise price of $4, all at current market prices or higher. All participants granted options prior to repricing, with the exception of certain executives and outside directors, were given the opportunity to exchange previous grants, which were all originally granted at higher prices (ranging from $4.75 to $13). All participants who elected to make an exchange were subject to a five-year schedule of vesting to exercise these repriced options, which began one year from date of grant.

Under provisions of the Plan, as a result of deemed changes in control (Note 6), prior vesting and fully vested grants, 664,087 options outstanding as of December 28, 1996 are fully exercisable.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Stock Option Plan (continued)

The following table summarizes the activity relating to the Plan as of and for the fiscal year ended March 25, 1995, for the fiscal nine months ended December 30, 1995, and for the fiscal year ended December 28, 1996:

------------------------------------------------------------------------------------------------------------------------------
                                              Fiscal Year Ended           Fiscal Nine Months           Fiscal Year Ended
                                               March 25, 1995             December 30, 1995            December 28, 1996
------------------------------------------------------------------------------------------------------------------------------
                          Exercise         # of         Weighted        # of       Weighted        # of         Weighted
                          Price           Shares         Average       Shares       Average       Shares         Average
                          Range                         Exercise                   Exercise                     Exercise
                                                          Price                      Price                        Price
------------------------------------------------------------------------------------------------------------------------------
  Oustanding,             $1.875 -      471,738        $8.994         618,873      $4.403        755,328        $3.800
beginning of year         $13.00
------------------------------------------------------------------------------------------------------------------------------
Granted                   $1.875 -      579,619        $3.641         214,730      $3.304        168,000        $3.97
                          $4.875
------------------------------------------------------------------------------------------------------------------------------
Canceled                  $2.875 -     (432,484)       $8.389         (78,275)     $6.432       (111,410)       $6.244
                          $13.00
------------------------------------------------------------------------------------------------------------------------------
Exercised                 $1.875 -         ---         ---               ---        ---         (110,000)       $2.898
                          $3.00
------------------------------------------------------------------------------------------------------------------------------
  Outstanding, end        $1.875 -      618,873        $4.403         755,328      $3.800        701,918        $3.594
of year                   $13.00
------------------------------------------------------------------------------------------------------------------------------

Options exercisable and shares available for future grant amounted to:

                               March 25, 1995     December 30, 1995       December 28, 1996
                               --------------    ------------------       ------------------
Options exercisable                 616,373           681,162                 664,087
Shares available for grant           41,127           144,672                  88,082

The Company's former Chairman of the Board purchased 100,000 shares of the Company's common stock on June 3, 1996, through exercise of options at $3.00 per share. On June 5, 1996, the Company granted him options to purchase 100,000 common shares, with an exercise price of $3.25, subject to adoption and approval of an amendment to the Plan and increasing the number of shares available for issuance.

The weighted average fair value of total stock options granted during 1996 was $3.97 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.0%; no expected dividend yield; expected life of five years; and expected volatility of 94%. Stock options generally expire 10 years from the grant date or at termination, if earlier. The outstanding stock options at December 28, 1996 have a weighted average contractual life of 8.1 years. The stock options exercisable at December 28, 1996 have a weighted average exercise price of $2.89 per share.

The Company accounts for the Plan in accordance with Accounting Principles Board Opinion #25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net loss and loss per share for the year ended 1996 would have been $5.5 million and $0.90 per share, respectively. For the fiscal nine months ended Decemebr 30, 1995, the Company's pro forma net loss and net loss per share would have been $3.4 million and $0.58 per share. Since the SFAS 123 method of accounting has not been applied to options granted prior to March 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Stockholder Rights Plan

The Company adopted a stockholder rights plan on June 5, 1996, for stockholders of record on June 17, 1996, which would become effective in the event of an accumulation of more than 35% of its common stock by an acquirer. A rights agreement was executed on June 5, 1996 between the Company and its Rights Agent, a copy of which was filed as an exhibit to the Company's Report on Form 8-K filed on June 6, 1996.

4. Stock Market Listing

The Company received notification from The Nasdaq Stock Market, Inc. on August 6, 1996 that its request to have its Common Stock listed on the Nasdaq Small Cap(TM) Market, instead of on the Nasdaq National Market, had been approved.

5. Savings and Profit Sharing Plan

The Company maintains a savings and profit sharing plan (the "Savings Plan") for the benefit of employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal years ended March 25, 1995, the fiscal nine months ended December 30, 1995 and the fiscal year ended December 28, 1996, was approximately $200,000, $100,000 and $100,000, respectively. On April 1, 1993, the Company established the Danskin Division Hourly Employees' Savings Plan, for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense through December 1996.

On October 28, 1992, the Company registered a total of 200,000 shares of the Company's common stock and participating interests in the Savings Plan in conjunction with an amendment to the Savings Plan to add shares of the Company's common stock as an investment option under such plan. All shares issued to or purchased from the Savings Plan are issued or sold at the then current market price.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. Property, Plant and Equipment


Property, plant and equipment consisted of:


                                      December 30, 1995       December 28, 1996
                                      -----------------       -----------------
Land                                        $    56,000              $   56,000
Buildings and  improvements                   2,413,000               2,350,000
Machinery and equipment                       7,166,000               3,441,000
Furniture and fixtures                        3,598,000               7,279,000
Leasehold improvements                        3,248,000               3,887,000
                                         --------------           -------------
                                             16,481,000              17,013,000
Accumulated depreciation and amortiza         5,849,000               7,721,000
                                         --------------           -------------
                                            $10,632,000              $9,292,000
                                         ==============           =============

7. Other Assets

Other assets consisted of:

                                        December 30,             December 28,
                                            1995                     1996
                                         --------------           -------------
Excess of purchase over fair value of net
  tangible assets acquired (net of
  accumulated amortization of $591,000 at
  December 1995 and $613,000 at
  December 1996)                              $  249,000            $  227,000
Deferred financing charges and interest rate
  cap (net of accumulated amortization of
  $1,333,000 at December 1995 and
  $1,850,000 at December 1996)                 2,649,000             2,415,000
Unrecognized net pension obligation              144,000               114,000
Trademarks (net of accumulated amortiza-
  tion of $342,000 at December 1995 and
  $377,000 at December 1996)                     185,000               150,000
                                          --------------         -------------
                                              $3,227,000            $2,906,000
                                          ==============         =============

8.          Accrued Expenses

Accrued expenses consisted of:

                                      December 30, 1995       December 28, 1996
                                         --------------           -------------
Salaries, wages and other compensatio       $ 1,788,000             $   875,000
Employee benefits                             2,447,000               3,116,000
Accrued advertising and promotion cos         3,764,000               4,520,000
Other accrued expenses                        2,532,000               2,021,000
                                         --------------           -------------
                                            $10,531,000             $10,532,000
                                         ==============           =============

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Revenues

Net revenues consisted of:

                                                                 Fiscal
                                      Fiscal Year Ended     Nine Months Ended      Fiscal Year Ended
                                        March 25            December 30, 1995      December 28, 1996
                                       ------------            -----------           ------------
Net sales                              $127,514,000            $93,314,000           $127,168,000
Royalties and licensing fees                604,000                473,000                977,000
                                       ------------            -----------           ------------
                                       $128,118,000            $93,787,000           $128,145,000
                                       ============            ===========           ============

10. Non-recurring Charges

Non-recurring charges were $1,100,000 for the fiscal nine months ended December 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs.

Non-recurring charges were $4,143,000 (net of $690,000 in related party interest income) for the fiscal year ended March 1995. The non-recurring charges include costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from the Company's former parent, an accrual for certain executive compensation costs, costs associated with certain litigation and the write-off of certain non-operating long-term assets.

Non-recurring charges in fiscal 1994 include $1,200,000 in costs associated with the acquisition and development of additional private label hosiery department store programs and a $5,044,000 full reserve of amounts due from the Company's former parent (net of $184,000 in related party interest income).

11. Bank Financing

                                                           December 30, 1995                  December 28, 1996
                                                           -----------------                  -----------------
Current portion of revolver                                   $ 4,101,000                         $ 9,969,000
                                                              ===========                         ===========
Long-term debt:
         Term notes                                           $22,000,000                         $21,589,000
         Long-term portion of revolver note                    10,000,000                          10,000,000
                                                              -----------                         -----------
                                                               32,000,000                          31,589,000
         Less current maturities of long-term debt                334,000                                 ---
                                                              -----------                         -----------
                                                              $31,666,000                         $31,589,000
                                                              ===========                         ===========
Maturities of term notes are as follows:
         December 1997                                                                            $       ---
         December 1998                                                                              5,168,000
         December 1999                                                                              3,500,000
         December 2000                                                                              4,500,000
         December 2001                                                                              5,498,000
         Thereafter                                                                                 2,923,000
                                                                                                  -----------
                                                                                                  $21,589,000
                                                                                                  ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Bank Financing (continued)

On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement") which provided for restructured terms of its financing arrangements (the "restructuring"). The Restructuring consisted of converting $8,000,000 of revolving credit balances into term obligations. Total term debt obligations aggregated $22,000,000 immediately after the Restructuring and as of December 30, 1995, and amounted to $21,589,000 as of December 28, 1996. Scheduled quarterly payments commenced on September 30, 1996 ranging from $333,000 to $1,500,000 with a final maturity of March 2002. Revolving credit obligations were reduced by the proceeds of the new term debt, and the outstanding balance of a new revolving credit facility of $25,000,000 amounted to $19,969,000 as of December 28, 1996 and $14,101,000 as of December 30, 1995, with availability in excess of utilization of $3,500,000 as of December 28, 1996 and $8,500,000 as of December 30, 1995. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000.

The Loan and Security Agreement has been amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture, the exchange of such debenture for preferred stock and payment of the related dividends, and to increase an annual capital expenditure limitation to $2,000,000.

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

In connection with the Restructuring, the Company issued warrants to First Union to purchase, at an exercise price per share equal to par value ($0.01), up to 10% of the Company's then outstanding Common Stock. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for payment at fair market value. For so long as the Company is in compliance with the requirements of the Loan and Security Agreement, the Warrants provide no anti dilution protection for First Union for any new issuance of securities.

In connection with the Restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10.0% at December 30, 1995). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a nominal amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility during a specific period of time, (iii) amended financial covenants with respect to fiscal 1997, (iv) deferred all fiscal 1997 term loan amortization payments until fiscal 1998, (v) required the Company to pay First Union an "additional equity fee" of $3,000,000 in year 2002, unless the Company obtains at least $6,000,000 of net equity proceeds prior to August 31, 1997,
(vi) provided for an amendment fee of $250,000, (vii) prior to May 31,1997 deliver a report on its plans for Pennaco, and (vii) allows First Union to evaluate the Companys' collateral and hire a business consultant.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Bank Financing (continued)

The Company's bank financing under the Loan and Security Agreement just prior to the restructuring consisted of a $35,000,000 revolving credit line, with a balance of $31,326,000 as of March 25, 1995, which was to mature in August 1996, and $14,399,000 in term obligations, which were to amortize through April 2000. As of March 25, 1995, the Company maintained $2,019,000 in unused available lines of credit, including a benefit of a $3,650,000 overadvance. Prior to the restructuring, the Company had entered into several amendments to the Loan and Security Agreement since inception (August 1992) the effects of which were to extend maturity, increase lines of credit, restructure revolving obligations to term loans, change interest rates and amend covenants.

The Company's borrowings under the Loan and Security Agreement provided for LIBOR terms at a range of 9.125% to 10.625% at March 25, 1995. At March 25, 1995, the Company's interest rates were LIBOR plus 3% for revolver obligations, LIBOR plus 3.5 - 4.5% for term obligations, and LIBOR plus 4.5% for overadvances, of which $20,000,000 was subject to an annual LIBOR limit of 6.125%, which matured in October 1995. LIBOR was 6.125% as of March 25, 1995.

12. Preferred Stock and Subordinated Convertible Debentures

The Company completed the sale of subordinated convertible debentures to a bond fund on August 17, 1995. The debentures had an aggregate face value of $5,000,000, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations. The debenture contains customary covenants for this type of transaction. On October 26, 1995, a representative of the bond fund was elected as a Director of the Company, in accordance with the provision of the debenture.

The Company issued 10% cumulative preferred shares, $5,000,000 principal value, on August 6, 1996, having a liquidation preference of $5,000 per convertible share, in exchange for the subordinated convertible debentures. The preferred shares are entitled to vote on an as converted basis, and have an initial conversion price of $2.76, currently representing 1,811,594 shares. Such conversion price may be reset on the first and second anniversaries of the issuance under certain circumstances and will be adjusted in the event of dilution. The new preferred stock has the right to vote separately as a class for the election of one Director. The value of the preferred shares is accounted for as a component of stockholders equity.

13. Related Party Activities

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

On June 7, 1996, pursuant to authorization of the Bankruptcy Court, SunAmerica Life Insurance Company ("SunAmerica") purchased at a foreclosure sale 2,010,000 shares of the Company's Common Stock (the "Esmark Shares"), that had been owned by Esmark, and that Esmark had pledged to SunAmerica to secure the repayment of certain indebtedness owing to SunAmerica by a subsidiary of Esmark. SunAmerica subsequently re-registered these shares in the name of its nominee. These shares represent approximately 33% of the Company's outstanding Common Stock.

In 1992, Esmark was granted an irrevocable 10-year proxy to vote 990,000 shares of the Company's Common Stock by Electra Investment Trust P.L.C. ("Electra"), the registered owner of such shares (the "Electra Shares"). The Company has received an opinion of Delaware counsel that by virtue of the foreclosure sale of the Esmark Shares to SunAmerica, this proxy became revocable, although to date Electra has not yet revoked it. Since Esmark is being liquidated under Chapter 7 of the Bankruptcy Code, the Trustee in Bankruptcy voted the Electra Shares at the Annual Meeting of Stockholders held on October 16, 1996, voting to withhold authority for the election of the two Directors

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Activities (continued)

who had been nominated. Because of the appointment of the Trustee for the Esmark estate, Byron A. Hero, Jr. is no longer in control of Esmark, and accordingly the agreement between the Company and Mr. Hero dated September 16, 1994, obligating him to cause Esmark to vote the Electra Shares in accordance with the terms of the agreement, is no longer in effect as to this obligation.

The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under this agreement with respect to the Electra Shares.

On October 4, 1996, the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer of the Board. At the meeting of the Board of Directors following the Annual Meeting of Stockholders on October 16, 1996, the Board of Directors voted to increase the number of Directors constituting the entire Board from eight to 10 and elected Donald Schupak and Michel Benasra, SunAmerica's designees, to fill the vacancies. At the same time, it amended the Company's by-laws to provide that the size of the Board cannot be further increased without the affirmative vote of the SunAmerica designees. It also extended an invitation to Electra to designate an additional Director to become a member of the Board, but Electra has declined this invitation.

14. Pension Plans

The Company sponsors and administers two defined benefit pension plans, the Danskin Division Hourly Employees' Pension Plan and the Pennaco Hosiery Division Hourly Employees' Pension Plan. Substantially all of the hourly employees of the Danskin division and the Pennaco Hosiery division participate in these plans. Benefits under the plans are based on years of service. The Company's funding policy is to contribute the minimum required contribution for each plan year.

Effective April 15, 1997, the Pennaco Hosiery Division Hourly Employees' Pension Plan will be frozen. As such, no person who is not already a Participant shall become a participant after such date and no additional credited service shall be granted to any Participant. The Company will be reqired to reevaluate actuarial assumptions as of that date which may reqire adjustment to previously recorded asset and liability amounts.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension Plans (continued)



The following table sets forth the plans' funded status at December 30, 1995 and December 28, 1996

                                                        December 30, 1995           December 28, 1996
                                                       --------------------       ---------------------
                                                       Danskin      Pennaco       Danskin       Pennaco
                                                       ----------   ----------    ----------    ----------
Actuarial present value of benefit obligation:
Accumulated benefit obligation:
Vested                                                 $5,678,000   $7,350,000    $5,476,000    $7,223,000
Nonvested                                                  45,000       35,000        35,000        36,000
                                                       ----------   ----------    ----------    ----------
                                                       $5,723,000   $7,385,000    $5,511,000    $7,259,000
                                                       ==========   ==========    ==========    ==========

Plan assets at fair value, primarily cash equivalents,
     stocks and bonds                                  $4,867,000   $4,043,000    $5,068,000    $5,140,000
Projected benefit obligation for service rendered to
     date                                               5,723,000    7,385,000     5,511,000     7,259,000
                                                       ----------   ----------    ----------    ----------
Plan assets less than projected benefit
     obligation                                          (856,000)  (3,342,000)     (443,000)   (2,119,000)
Unrecognized net loss                                   1,815,000    1,851,000     1,442,000     1,338,000
Unrecognized prior service cost                             3,000      214,000         2,000       185,000
Implementation asset not yet recognized to be
     amortized over 15 years                             (332,000)         ---      (279,000)          ---
Additional minimum liability                           (1,486,000)  (2,065,000)   (1,165,000)   (1,523,000)
                                                       ----------   ----------    ----------    ----------
Net accrued pension cost recognized in the Company's
     balance sheet                                      ($856,000) ($3,342,000)    ($443,000)  ($2,119,000)
                                                       ==========   ==========    ==========    ==========


Combined net pension cost for the fiscal year ended March 25, 1995, the fiscal nine months ended December 30, 1995, and the fiscal year ended December 28, 1996 included the following components:


                                                            Fiscal Year   Fiscal Nine   Fiscal Year
                                                              Ended       Months Ended     Ended
                                                            March 1995   December 1995  December 1996
                                                            -----------  -------------  -------------
Service cost-benefits earned during the year                 $251,000      $153,000      $240,000
Interest cost on projected benefit obligation                 888,000       673,000       896,000
Actual return on plan assets                                 (782,000)   (1,154,000)   (1,114,000)
Net amortization and deferral                                 230,000       693,000       437,000
                                                             --------    ----------    ----------
Net pension cost                                             $587,000      $365,000      $459,000
                                                             ========    ==========    ==========
Significant actuarial assumptions used in the
     valuation include:

Discount rate                                                     8.3%          7.0%          7.5%
                                                             ========    ==========    ==========

Expected long-term rate of return on assets                       9.5%          9.5%          9.5%
                                                             ========    ==========    ==========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes

The provision for (benefit from) income taxes was as follows:


                                             Fiscal Year Ended    Fiscal Nine Months Ended      Fiscal Year Ended
                                              March 26, 1995          December 30, 1995         December 28, 1996
                                             -----------------    -------------------------     -----------------
Federal:
         Current (Benefit) Provision        $       ---                  $    ---                   $      ---
                                            -----------                  --------                   ----------
         Deferred (Benefit) Provision        (2,127,000)                      ---                    2,536,000
                                             (2,127,000)                      ---                    2,536,000
State:
         Current Provision                      408,000                   178,000                      241,000
                                            -----------                  --------                   ----------
                                            $(1,719,000)                 $178,000                   $2,777,000
                                            ===========                  ========                   ==========


The following represented the significant items comprising net deferred taxes as of December 30, 1995 and as of December 28, 1996:


                                                   December 30, 1995               December 28, 1996
                                                   -----------------               -----------------
Future deductible items
         Accounts receivable allowances             $   733,000                        $   375,000
         Inventory allowances                           792,000                            980,000
         Non-deductible accruals                      5,426,000                          3,327,000
         Pension and retirement accruals              1,686,000                          1,044,000
         Net operating loss carryforward              2,642,000                          5,470,000
         Other                                        1,409,000                          1,585,000
                                                    -----------                        -----------
                                                     12,688,000                         12,781,000
Future taxable items
         Prepaid expenses                              (642,000)                          (327,000)
         Property, plant and equipment               (1,618,000)                        (1,603,000)
         Other                                         (452,000)                          (226,000)
                                                    -----------                        -----------
                                                     (2,712,000)                        (2,156,000)

Valuation allowance                                  (6,076,000)                       (10,625,000)
                                                    -----------                        -----------

Net Deferred Tax Asset                              $ 3,900,000                        $       ---
                                                    ===========                        ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes (continued)

The current portion of the net deferred tax asset as of March 25, 1995 amounted to $200,000 with the long-term portion amounting to $3,700,000. All of the net deferred tax asset as of December 30, 1995 is considered to be long-term.

The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:

                                                                      Fiscal Nine Months
                                              Fiscal Year Ended               Ended            Fiscal Year Ended
                                                March 26, 1995         December 30, 1995       December 28, 1996
                                              -----------------       ------------------       -----------------
Statutory Federal income tax rate                   (34)%                     (34)%                 (34)%
State income taxes, net of Federal benefit            1                         4                     7
Change in valuation allowance                        --                        --                   115
Losses not utilized                                  15                        37                    36
Other                                                 3                        (1)                    1
                                                    -----                     ----                  ----
Effective income tax rate                           (15)%                       6%                  125%
                                                    =====                     ====                  ====

The valuation allowance for the period ended December 1995 increased $1,127,000 to $6,076,000. The valuation allowance for the period ended December 1996 increased $4,549,000 to $10,625,000. Valuation allowances have been established since it is more likely than not that certain tax benefits will not be realized.

Deferred income taxes result primarily from certain inventory adjustments not currently deductible for income tax purposes, the use of accelerated depreciation methods for income tax purposes, the reserve method for recording bad debt expense for income tax purposes, non-deductible accruals and differences in reporting bad debt and pension expense for financial statement and income tax purposes. In addition, as of December 30, 1995 and December 28, 1996, the Company recorded a minimum pension liability adjustment of $2,000,000 and $2,565,000 respectively, net of deferred income taxes of $1,300,000 and $0, respectively, as a reduction to stockholders' equity.

The net operating loss for income tax purposes for the fiscal year ended March 1995 was $3,800,000, of which $1,200,000 was carried back to a prior period. This net operating loss carryback generated a refund of approximately $350,000 and an alternative minimum tax credit of $100,000 which can be used in future years when the Company is subject to regular tax. The remaining portion of the total tax loss amounting to $2,600,000 represents a net operating loss carryforward which will be available to offset earnings during the carryforward period expiring in fiscal 2010. The net operating loss for income tax purposes for the fiscal nine months ended December 30, 1995 was $3,800,000, which will be carried forward and available to offset earnings during the carry forward period expiring December 2011. The net operating loss for income tax purposes for the fiscal year ended December 1996 is estimated to be $7,200,000, which primarily results from the write off of $5,000,000 due from a prior affiliate which has been deemed worthless for tax purposes in the current year. The December 1996 net operating loss will be carried forward and available to offset earnings during the carry forward period expiring December 2012. The future utilization of the net operating loss carry forwards are subject to the provisions of
Section 382 of the Internal Revenue Code in connection with potential changes in ownership.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies

Litigation

In December 1992, several class actions (subsequently consolidated) were filed against the Company, certain of its officers and directors, the underwriters of its initial public offering and the Company's former parent, Esmark, in the U.S. District Court for the Southern District of New York, alleging that materially false and misleading statements were made in the prospectus for the Company's initial public offering and in subsequent public statements and a regulatory filing. These actions arose following the Company's reporting of a $1,000,000 pre-tax charge against income in fiscal 1993 related to production problems caused by an unauthorized change in product specifications by a yarn vendor.

Following a fairness hearing held on May 29, 1996, the Court entered an Order and Final Judgement approving a settlement of the consolidated actions. The settlement was funded in its entirety by defendants unrelated to the Company and by the carrier of the Company's Director and Officer Liability insurance policy. The Company also recovered a portion of its cost of defending the action from the carrier. The Order and Final Judgment certifies the class and releases all of the defendants from claims by the class members arising from the purchase of the Company's securities, as well as claims for contribution or indemnification arising from a class member's claims.

On August 19, 1994, a stockholder, who was also a plaintiff in the securities class action litigation described above, filed a derivative action in the Delaware Court of Chancery against the directors of the Company, with the Company as nominal defendant, alleging that a certain amount of funds advanced by the Company to Esmark, and for which reserves charged to operations have been established by the Company, constituted a waste of corporate assets. The action does not seek any damages from the Company. This matter has been settled by agreement, dated May 17, 1996, among the plaintiffs, the defendants and the carrier of the Company's Directors and Officers Liability policy, and the terms of the settlement were approved by the Court of Chancery on November 26, 1996.

The Company has terminated its prior Canadian license agreement of the Danskin(R) and Playskin(R) trademarks. It has awarded a new Playskin(R) license to another company, and has initiated direct sales of Danskin merchandise in Canada. The Company has received a letter from its former Canadian licensee threatening legal action to recover damages resulting from the "unethical manner" in which it conducted negotiations concerning the relationship. The Company has commenced litigation against a principal of the former licensee for fraud in the willful underreporting of royalties that were due under the prior license agreement and for damages. The Company believes that it has substantial defenses to any allegations that may be brought by the former licensee, and that any potential liability that might result will not have a material adverse effect on its consolidated financial position or results of operations.

The Company has been named as third party defendant in Beatrice Company v. Robinson, Silverman, etc. U.S. District Court, Southern District of New York, 96 Civ. 4110 (HB), an action for conversion by the defendant of a tax refund check in the amount of $1,141,323.85 that was issued by the Internal Revenue Service in the name of "Esmark, Inc" and apparently mailed to the Company's headquarters. The check had been destined for the Company's wholly owned subsidiary, Danpen, Inc. ("Danpen"), the former name of which was "Esmark, Inc.", and which in turn was obligated to turn the check over to Beatrice Company ("Beatrice"), since it related to the 1984 tax year of Danpen. The Company has in turn filed a fourth party complaint against Byron A. Hero, Jr., its former Chairman of the Board and Chief Executive Officer, alleging conversion and breach of fiduciary duty. Beatrice charges in its complaint that Mr. Hero had received the check in his capacity as the principal of Esmark and endorsed it to his own uses, even though the check bore the employer identification number of Danpen and even though the 1984 tax year to which the refund applied was a year prior to the formation of Esmark. Beatrice filed its claim against Robinson, Silverman, Pearce, Aronson & Smith for conversion of the check in having established a client trust account on behalf of Mr. Hero, from which the funds were disbursed. Robinson, Silverman the Company on a theory of negligence in having allowed the check to fall under the control of Mr. Hero. This action has now been discontinued by stipulation among all the parties, and an order of dismissal was entered on February 19, 1997.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies (continued)

On March 11, 1997, a complaint was filed against the Company in Christian Dior Couture S.A. and Christian Dior, Inc. Vs Danskin, Inc., U.S. District Court, Southern District of New York. 97Civ. 1709 (SAS), an action brought by the Company's former licensor of the Christian Dior(R) trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. Concurrently with the filing of the complaint, the plaintiffs also requested an order directing the Company to show cause as to why a temporary restraining order should not be entered enjoining the Company from, among other things, selling non-conforming merchandise under Dior's trademark. On March 14, 1997, the parties entered into a Stipulation and Order resolving the issues relating to the plaintiffs request for an injunction which was so ordered by the District Court on March 17, 1997.

The Company intends to contest these allegations and to assert affirmative defenses in its answer to the complaint which is not yet due, and management believes that any possible ultimate liability of the Company in these proceedings will not be material to its consolidated financial position or results of operations.

The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

Tax Audits

The Company has been selected for audit by certain state tax authorities, for which resolution cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially affect the consolidated financial position or results of operations of the Company.

Operating Leases

The minimum annual rental commitments under non-cancelable operating leases at December 28, 1996 for office space, manufacturing space, equipment and retail stores were approximately as follows:

  Fiscal Years Ending                                            Amount
  -------------------                                            ------
  December 1997                                               $ 5,976,000
  December 1998                                                 5,239,000
  December 1999                                                 4,130,000
  December 2000                                                 3,434,000
  December 2001                                                 2,564,000
  Thereafter                                                    4,170,000
                                                              -----------
  Total minimum rental payments                               $25,513,000
                                                              ===========

The majority of operating leases are for three-year to five-year terms, generally with options to renew for similar terms, except for the corporate office, certain full price retail stores, and the Pennaco mill and warehouse space which are for terms of 9 to 15 years. Certain leases require the payment of contingent rent based upon sales and other factors.

Rent expense was approximately as follows:

                                                   Fiscal Nine Months
                              Fiscal Year Ended         Ended                Fiscal Year Ended
                                March 25, 1995      December 30, 1995        December 28, 1996
                              -----------------    ------------------        -----------------
Minimum rent                    $6,369,000               $4,168,000           $6,637,000
Contingent rent                    704,000                  619,000              829,000
                                ----------               ----------           ----------
Rent expense                    $7,073,000               $4,787,000           $7,466,000
                                ==========               ==========           ==========

Employment Agreements

The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for cause, as defined, or resignation following a change of control, as defined. The Company's total minimum commitment pursuant to the term of these agreements for 1996 and future years is $1,000,000, unless employment is terminated in which case total pay will continue for 24 months following such termination.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies (continued)

During the year ended December 1996 full pay was reinstated for certain employees who previously voluntarily agreed to a temporary reduction in their annual base compensation. In addition, the former Chairman of the Company received payment of all base compensation earned during calendar year 1995 which has been deferred. During 1996 the Chairman resigned as Chief Executive Officer with a reduction in base compensation of $400,000.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable from department stores, sporting goods stores and other specialty retailers as well as commercial letters of credit. Although the concentration of risk is limited due to the large number of customers included within the Company's customer base, various of the Company's retail customers have experienced financial difficulties in recent years. These financial difficulties have increased the risk of extending credit to such customers. The Company subjects all customers to credit evaluation prior to acceptance and maintains ongoing reviews based on established policies.

Minimum Royalty Commitments

The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin(TM) and Round-the-Clock(TM) names to selected companies. As of December 28, 1996, the Company was committed to certain licensing arrangements as follows:

                                  Royalty Expense            Royalty Income
                                  ---------------            --------------
  Fiscal Years Ending
  December 1997                     $  796,000                 $  590,000
  December 1998                        595,000                    833,000
  December 1999                            ---                  1,043,000
  December 2000                            ---                    345,000
                                    ----------                 ----------
                                    $1,391,000                 $2,811,000
                                    ==========                 ==========

                       SUPPLEMENTAL FINANCIAL INFORMATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                             Fiscal Quarters Ended

                                                      March        June      September     December
                                                   -----------  -----------  -----------  -----------
The fiscal year ended December 28, 1996:

     Net revenues                                  $31,421,000  $29,664,000  $34,818,000  $32,243,000
                                                   ===========  ===========  ===========  ===========
     Gross profit                                  $10,389,000  $10,621,000  $12,365,000  $11,160,000
                                                   ===========  ===========  ===========  ===========
     Net (loss) income                             ($2,037,000)   ($437,000)    $503,000  ($3,018,000)
                                                   ===========  ===========  ===========  ===========
     Net (loss) income applicable to Common Stock  ($2,037,000)   ($437,000)    $426,000  ($3,143,000)
                                                   ===========  ===========  ===========  ===========
     Primary net (loss) earnings per share              ($0.34)      ($0.07)       $0.06       ($0.52)
                                                   ===========  ===========  ===========  ===========
     Weighted average shares                         5,933,000    6,022,000    6,655,000   $6,045,000
                                                   ===========  ===========  ===========  ===========


The four fiscal quarters ended December 30, 1995:

     Net revenues                                  $32,151,000  $29,602,000  $33,625,000  $30,560,000
                                                   ===========  ===========  ===========  ===========
     Gross profit                                  $10,214,000  $10,155,000  $11,636,000   $9,815,000
                                                   ===========  ===========  ===========  ===========
     Net (income) loss                             ($5,372,000)   ($105,000)    $307,000  ($3,424,000)
                                                   ===========  ===========  ===========  ===========
     Primary net (loss) earnings  per share             ($0.91)      ($0.02)       $0.05       ($0.58)
                                                   ===========  ===========  ===========  ===========
     Weighted average shares                         5,919,000    5,920,000    6,520,000    5,921,000
                                                   ===========  ===========  ===========  ===========


Non-recurring charges amounted to $1.1 million and $4.1 million in the years ended December 1995

Totals for the four quarters may not agree to full year amounts due to rounding differences.

                         DANSKIN, INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                           SCHEDULE II

            Column A                         Column B            Column C - Additions     Column D       Column E
            ---------                        --------            --------------------     --------       --------
                                                                           Charged to
                                              Balance at     Charged to      Other                        Balance
                                             Beginning of    Costs and      Accounts-     Deductions-    at End of
Description                                    Period         Expenses      Describe      Describe (a)     Period
-----------                                  ------------    -----------   -----------   -------------   ---------
Year Ended December 28, 1996:
 Allowance for doubtful accounts receivable  #1,631,000     ($43,000)      $ ---          $650,000         $938,000
                                             ==========     ========       ======         ========       ==========
Nine Months Ended December 30, 1995:
 Allowance for doubtful accounts receivable  $1,601,000     $383,000       $ ---          $353,000       $1,631,000
                                             ==========     ========       ======         ========       ==========
Year Ended March 25, 1995:
 Allowance for doubtful accounts receivable  $1,099,000     $1,031,000     $ ---          $529,000       $1,601,000
                                             ==========     ========       ======         ========       ==========


---------------------
(a) Uncollectible accounts receivable written off, net of recoveries