Form 10-Q
period 1997-03-29
DANSKIN INC
filed 1997-05-13
CIK 889299

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-20382

                                  Danskin, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                           62-1284179
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                    111 West 40th Street, New York, NY 10018
                    ----------------------------------------
                    (Address of principal executive offices)

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

Yes   X   No
    ----    ---

     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1997, excluding 1,000 shares held by a subsidiary:
6,100,101.

                         DANSKIN, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED MARCH 30, 1996 AND MARCH 29, 1997

                                      INDEX
                                      -----
                                                                       Page No.
                                                                      ---------

PART I -  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets as of
                     December 28, 1996 and March 29, 1997 (Unaudited)     3

                Consolidated Condensed Statements of Operations
                     for the Fiscal Three Month Periods
                     Ended March 30, 1996 and March 29, 1997
                     (Unaudited)                                          4


                Consolidated Condensed Statements of Cash Flows
                     (Unaudited) for the Fiscal Three Month Periods
                     Ended March 30, 1996 and March 29, 1997              5

                Notes to Consolidated Condensed Financial Statements   6-10


       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              11-16



       Item 3.  Quantitative and Qualitative Disclosure About
                     Market Risk                                         16


PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                        17

       Item 4.  Submission of Matters to a Vote of Security Holders      17

       Item 6.  Exhibits and Reports on Form 8-K                         17



SIGNATURES                                                               18

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                    December 28, 1996    March 29, 1997
                                                                    -----------------    --------------
ASSETS                                                                                     (unaudited)

Current assets:
       Cash and cash equivalents                                     $ 1,177,000           $ 1,331,000
       Accounts receivable, less allowance for doubtful accounts
              of $938,000 in December 1996 and $1,001,000 in
              March 1997                                              16,093,000            19,710,000
       Inventories                                                    34,075,000            32,916,000
       Prepaid expenses and other current assets                       3,397,000             3,100,000
                                                                     -----------           -----------
              Total current assets                                    54,742,000            57,057,000
                                                                     -----------           -----------

Property, plant and equipment - net of accumulated depreciation and amortization of $7,721,000 at December 28, 1996 and
       $8,196,000 at March 29, 1997                                    9,292,000             8,894,000
Other assets                                                           2,906,000             3,138,000
                                                                     -----------           -----------
Total Assets                                                         $66,940,000           $69,089,000
                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Current liabilities:
       Revolving loan payable                                        $ 9,969,000           $14,220,000
       Accounts payable                                                9,682,000            10,195,000
       Accrued expenses                                               10,532,000            10,754,000
                                                                     -----------           -----------
              Total current liabilities                               30,183,000            35,169,000
                                                                     -----------           -----------

Long-term debt, net of current maturities                             31,589,000            31,256,000
Accrued retirement costs                                               4,367,000             2,715,000
                                                                     -----------           -----------
                                                                      35,956,000            33,971,000
                                                                     -----------           -----------
Total Liabilities                                                     66,139,000            69,140,000
                                                                     -----------           -----------

Commitments and contingencies

Stockholders' Equity/Deficit:
       Preferred Stock, $.01 par value, 10,000 shares authorized;
              1,000 shares issued at December 28, 1996 and 1,000
              shares issued at March 29, 1997                                 10                    10
       Common Stock, $.01 par value, 20,000,000 shares authorized,
              6,047,255 shares issued at December 28, 1996 and
              6,100,101 shares issued at March 29, 1997, less 1,000
              shares held by subsidiary                                   60,463                60,991
       Additional paid-in capital                                     18,901,527            19,017,999
       Warrants outstanding                                              764,000               764,000
       Accumulated deficit                                           (16,345,000)          (17,314,000)
       Accumulated translation adjustment                                (15,000)              (15,000)
       Minimum pension liability adjustment                           (2,565,000)           (2,565,000)
                                                                     -----------           -----------
                    Total Stockholders' Equity/Deficit                   801,000               (51,000)
                                                                     -----------           -----------
Total Liabilities and Stockholders' Equity/Deficit                   $66,940,000           $69,089,000
                                                                     ===========           ===========


      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  Fiscal Three Months Ended
                                                  -------------------------
                                                March 30, 1996  March 29, 1997
                                                 (Unaudited)      (Unaudited)
                                                --------------  --------------

Net revenues                                     $31,421,000    $ 30,785,000
Cost of goods sold                                21,032,000      19,955,000
                                                 -----------    ------------
       Gross profit                               10,389,000      10,830,000

Selling, general and administrative expenses      11,061,000      10,354,000
Provision for doubtful accounts receivable           138,000          86,000
Interest expense                                   1,164,000       1,185,000
                                                 -----------    ------------
                                                  12,363,000      11,625,000
                                                 -----------    ------------

Loss before income tax provision                  (1,974,000)       (795,000)

Provision for income taxes                            63,000          49,000
                                                 -----------    ------------

Net loss                                          (2,037,000)       (844,000)

Preferred dividends                                       --         125,000
                                                 -----------    ------------

Net loss applicable to Common Stock              ($2,037,000)   ($   969,000)
                                                 ===========    ============


Net loss per share                                    ($0.34)         ($0.16)
                                                 ===========    ============

Weighted average number of common shares           5,933,000       6,064,000
                                                 ===========    ============


In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No.128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings ending after December 15, 1997. The Company does not anticipate the effect on earnings per share to be material.


   These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Fiscal Three Months Ended
                                                                 ------------------------------
                                                                 March 30, 1996  March 29, 1997
                                                                   (Unaudited)     (Unaudited)
                                                                 --------------  --------------
Cash Flows From Operating Activities:

Net loss                                                           ($2,037,000)   ($  844,000)
Adjustments to reconcile net loss to net cash (used in)
               provided by operating activities:
       Depreciation and amortization                                   653,000        662,000
       Provision for doubtful accounts receivable                      138,000         86,000
       Changes in operating assets and liabilities:
              Increase in accounts receivable                       (3,819,000)    (3,703,000)
              (Increase) decrease in inventories                      (184,000)     1,159,000
              Decrease in prepaid expenses and other
                    current assets                                     301,000        297,000
              Increase (decrease) in accounts payable                  453,000        513,000
              Increase (decrease) in accrued expenses                  349,000     (1,430,000)
              Financing costs incurred                                (119,000)      (369,000)
                                                                   -----------    -----------
Net cash used in operating activities                               (4,265,000)    (3,629,000)
                                                                   -----------    -----------

Cash Flows From Investing Activities:

       Capital expenditures                                            (72,000)      (127,000)
                                                                   -----------    -----------
Net cash used in investing activities                                  (72,000)      (127,000)
                                                                   -----------    -----------

Cash Flows From Financing Activities:

       Net receipts under revolving notes payable                    4,673,000      4,251,000
       Payments of long-term debt                                            0       (333,000)
       Purchase of Common Stock                                        (23,000)             0
       Sale of Common Stock to Savings Plan                             40,000         (8,000)
                                                                   -----------    -----------
Net cash provided by financing activities                            4,690,000      3,910,000
                                                                   -----------    -----------

Net increase in Cash and Cash Equivalents                              353,000        154,000

Cash and Cash Equivalents, Beginning of Period                       1,143,000      1,177,000
                                                                   -----------    -----------
Cash and Cash Equivalents, End of Period                           $ 1,496,000    $ 1,331,000
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

Item 1.         Financial Statements (continued)

                Danskin, Inc. and Subsidiaries
                Notes to Consolidated Condensed Financial Statements
                ----------------------------------------------------

           1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 29, 1997, as well as its results of operations and cash flows for the three months ended March 30, 1996 and March 29, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

                The Company designs, manufactures, distributes and markets several leading brands of women's activewear clothing, dance wear, tights and legwear. Danskin(R), Dance France(R) and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures the Givenchy(R) and Anne Klein(R) women's hosiery brands pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company also currently operates 46 factory outlet and two full price retail stores in 19 states. The Company currently operates as two divisions: Danskin ("Danskin") for activewear, including retail operations, and Pennaco ("Pennaco") for legwear.

           2. On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") with First Union National Bank of North Carolina ("First Union") which restructured the terms of its financing arrangements and provided additional availability under the revolving credit facility. These restructured provisions included total term debt of $22,000,000 ($21,589,000 balance outstanding as of December 28, 1996 and $21,256,000 as of March 29, 1997) and a revolving credit facility under which $19,969,000 and $24,220,000 were outstanding as of December 28, 1996 and March 29, 1997, respectively. Quarterly amortization payments of the term debt were scheduled to begin on September 30, 1996 and to progressively increase from $333,000 to $1,500,000, with a final maturity of March 2002. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000 to the extent of such excess.

                On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union (the "Sixth Amendment") which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to
                March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility, (iii) amended financial covenants with respect to calendar 1997, (iv) deferred all calendar 1997 term loan amortization payments until March 31, 1998, (v) required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtains at least $6,000,000 of net equity proceeds prior to August 31, 1997, (vi) provided for an amendment fee of $250,000, and (vii) provided that the Company retain certain business consultants as advisors and outline certain business strategic plans. Availability under the revolving credit facility in excess of utilization was $4,000,000 as of March 29, 1997.

Item 1.         Financial Statements (continued)

                Danskin, Inc. and Subsidiarie
                Notes to Consolidated Condensed Financial Statements
                ----------------------------------------------------

                The Loan and Security Agreement was also amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related Canadian factoring arrangements for purposes of selling directly to customers in Canada, to restate certain financial covenants, to grant approval for the issuance of a subordinated convertible debenture, the exchange of such debenture for convertible preferred stock, and payment of the related dividends, and to increase the annual capital expenditure limitation to $2,000,000.

                The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that the Company would be in default if any person, with specific exceptions, becomes the owner of or controls more than 20% of the Company's Common Stock. Substantially all the Company's assets are collateralized under these debt facilities.

                In connection with the June 1995 restructuring of the Loan and Security Agreement, the Company issued warrants to First Union to purchase up to 10% of the Company's then outstanding Common Stock at an exercise price per share of $.01 per share. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for purchase at fair market value. For so long as the Company remains in compliance with the requirements of the Loan and Security Agreement, the Warrants do not provide anti-dilution protection for First Union for new issuances of securities.

                Also in connection with the 1995 restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10.0% at March 29, 1997). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a nominal amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

           3. On August 6, 1996, the Company issued its 10% Convertible Preferred Stock (the "Preferred Stock") having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The Preferred Stock is entitled to vote on an as converted basis, and has an initial conversion price of $2.76, currently representing 1,811,594 shares of Common Stock. Such conversion price may be reset on the first and second anniversaries of issuance under certain circumstances and will be adjusted in the event of dilution. Holders of the Preferred Stock have the right to vote separately as a class for the election of one Director, and a representative currently sits on the Board of Directors of the Company in this capacity. The Holders also have the right to require the Company to redeem their shares for liquidation value in the event of a "change of control", as defined. The Company has the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205. The convertible subordinated debenture had been outstanding since August 17, 1995. This debenture had a face value of $5,000,000, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations.

Item 1.         Financial Statements (continued)

                Danskin, Inc. and Subsidiaries
                Notes to Consolidated Condensed Financial Statements (continued)
                ----------------------------------------------------

           4. The Company received notification from the Nasdaq Stock Market, Inc. ("NASDAQ"), on August 6, 1996, that it had approved the Company's request to have its Common Stock listed on the Nasdaq SmallCap Market, instead of on the Nasdaq National Market. On May 9, 1997, the Company received notification from NASDAQ that is will delist the Company's Common Stock effective at the close of business on May 16, 1997 because of the Company's non-compliance with NASDAQ's minimum capital and surplus requirement. The Company is seeking review of the decision. Pending completion of such review, the Company's Common Stock will continue to be listed on the NASDAQ SmallCap Market. If the Company were no longer listed on the NASDAQ SmallCap Market, it anticipates that it would trade in the over-the-counter market.

           5. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:


                                              December 28,         March 29,
                                                 1996                 1997
                                              ----------           -----------
                                                                   (unaudited)

                Finished goods                $19,742,000         $20,269,000
                Work-in-process                 7,663,000           6,785,000
                Raw materials                   5,767,000           5,050,000
                Packaging materials               903,000             812,000
                                              -----------         -----------
                                              $34,075,000         $32,916,000
                                              ===========         ===========


           6. On March 11, 1997, a complaint was filed against the Company in Christian Dior Couture S.A. and Christian Dior, Inc. vs. Danskin, Inc., U.S. District Court, Southern District of New York, 97Civ. 1709 (SAS), an action brought by the Company's former licensor of the Christian Dior(R) trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. Concurrently with the filing of the complaint, the plaintiffs also requested an order directing the Company to show cause as to why a temporary restraining order should not be entered enjoining the Company from, among other things, selling any non-conforming merchandise under Dior's trademark. On March 14, 1997, the parties entered into a Stipulation and Order resolving the issues relating to the plaintiffs' request for an injunction, which was so ordered by the District Court on March 17, 1997. The Company intends to contest the allegations of the complaint and to assert affirmative defenses in its answer, which is not yet due, and management believes that any possible ultimate liability of the Company in these proceedings will not be material to its consolidated financial position, results of operations, liquidity or business of the Company.

                The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

Item 1.         Financial Statements (continued)

                Danskin, Inc. and Subsidiaries
                Notes to Consolidated Condensed Financial Statements (continued)
                ----------------------------------------------------

           7. The Company's income tax provision rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three months ended March 1997 and 1996. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three months ended March 1997 and 1996. No allocation between current and deferred income taxes was made during the three months ended March 1997 and 1996, as such amounts would not be considered material to the Company's consolidated financial position.

                The Company has been selected for audit by certain Federal and state tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability from these audits will not materially affect the consolidated financial position or results of operations of the Company.

           8. The Company is a judgment creditor of Esmark, Inc. ("Esmark"), its former parent, and it has fully reserved the amount of $6,099,000 owed to it through March 1995. On June 6, 1996, the U.S. Bankruptcy Court for the Southern District of New York entered an order placing Esmark in Chapter 7 liquidation under the Bankruptcy Code, granting the relief which had been sought in an involuntary bankruptcy petition, and it appointed a Trustee to administer the liquidation. In light of Esmark's financial condition, the Company no longer accrues interest on this indebtedness for financial statement purposes.

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

                In 1992, Electra granted Esmark an irrevocable 10-year proxy to vote 990,000 shares of the Company's Common Stock by Electra Investment Trust P.L.C. ("Electra"), the registered owner of such shares (the "Electra Shares"). The Company has received an opinion of Delaware counsel that, by virtue of the foreclosure sale of the Esmark Shares to SunAmerica, this proxy became revocable, although to date, the Company has not received notice of revocation from Electra . Since Esmark is being liquidated under Chapter 7 of the Bankruptcy Code, the Trustee in Bankruptcy voted the Electra Shares at the Annual Meeting of Stockholders held on October 16, 1996, voting to withhold authority for the election of the two Directors who had been nominated. Because of the appointment of the Trustee for the Esmark estate, Byron A. Hero, Jr. is no longer in control of Esmark, and, accordingly, the agreement between the Company and Mr. Hero, dated September 16, 1994, obligating him to cause Esmark to vote the Electra Shares in accordance with the terms of the agreement, is no longer in effect as to this obligation.

Item 1.         Financial Statements (continued)

                Danskin, Inc. and Subsidiaries
                Notes to Consolidated Condensed Financial Statements
                ----------------------------------------------------

                The Esmark Shares are the subject of a Registration Rights Agreement dated July 2, 1992 between the Company and Esmark. The Company has acknowledged the status of Electra as a Holder under this agreement with respect to the Electra Shares.

                On October 4, 1996 the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer of the Board. At the meeting of the Board of Directors following the Annual Meeting of Stockholders on October 16, 1996, the Board of Directors voted to increase the number of Directors constituting the entire Board, from eight to 10 and elected Donald Schupak and Michel Benasra, SunAmerica's designees, to fill the vacancies. At the same time, it amended the Company's By-laws to provide that the size of the Board cannot be further increased without the affirmative vote of the SunAmerica designees. It also extended an invitation to Electra to designate an additional director to become a member of the Board, but Electra declined this invitation.

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


           10. Effective April 15, 1997, the Company curtailed participation in and froze the accrual of benefits under the Pennaco Hosiery Division of Danskin, Inc. Hourly Employees' Pension Plan (the "Pension Plan"). Because of the curtailment, no person who is not presently a "Participant" (as such term is defined in the Pension Plan) in the Pension Plan, may become a participant after April 15, 1997 and no "Credited Service" (as such term is defined in the Pension Plan) shall be granted to any participant after such date. Therefore, the Company shall not accrue any additional liability under the Pension Plan.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data for Danskin include operating data for the Company's retail activities).

                Change in Year End
                ------------------

                As of December 1995, the Company changed its fiscal year end to the last Saturday in December from the last Saturday in March.

                Results of Operations
                ---------------------

                Comparison of the three months ended March 29, 1997 with the three months ended March 30, 1996.

                Net Revenues:

                Net revenues amounted to $30.8 million for the three months ended March 1997, a decrease of $0.6 million, or 1.9%, from the three months ended March 1996. Wholesale revenues for the Company decreased $0.7 million for the three month period, whereas retail volume increased $0.1 million.

                Danskin activewear net revenues, which include the Company's retail operations, amounted to $21.4 million for the three months ended March 1997, an increase of $1.9 million, or 9.7%, from $19.5 million in the earlier period. The Company's 48 retail stores generated $4.3 million in net revenues for the three months ended March 1997, with four additional stores opened, compared to $4.2 million in net revenues for the prior period. Comparable retail store sales declined 4.6% for the three months ended March 1997. The Company continues its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings. In addition, the Company has increased its focus on outdoor fitness and sport bra products as well as offerings for kids gymnastics, as promoted by Nadia Comaneci and Kerri Strug.

                Pennaco legwear net revenues amounted to $9.4 million for the three months ended March 1997, a decline of $2.5 million, or 21.0%, from the three months ended March 1996. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade. The re-launch of Anne Klein sheer hosiery and tights has partially offset other declines.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                Results of Operations (continued)
                ---------------------------------

                Gross Profit:

                Gross profit increased by $0.4 million, or 4.2%, to $10.8 million in the three months ended March 1997, from the prior year period. Gross profit as a percentage of net revenues increased to 35.2% in the three months ended March 1997 from 33.1% for the three months ended March 1996.

                Gross profits for activewear were 38.5% of net revenues for the three months ended March 1997 versus 37.3% for the three months ended March 1996. This increase was primarily attributable to improved inventory mix in the Company's retail stores, and increased selling prices for sales of private label and excess inventory during the quarter.

                Legwear gross profit increased to 27.7% of net revenues in the three months ended March 1997 from 26.1% in the prior period. The improvement in gross profit for the quarter versus the prior year was primarily attributable to price increases and reductions in certain production costs.


                Selling, General and Administrative Expenses

                Selling, general and administrative expenses, including retail store operating costs, decreased by $0.8 million, or 6.8%, to $10.4 million, or 33.9% of net revenues, in the three months ended March 1997 from the prior period. Selling, general and administrative expenses, excluding retail store operating costs, decreased $0.8 million, or 9.0%, to $7.7 million, or 29.2% of net revenues, from $8.5 million, or 31.3% of net revenues. The wholesale decrease in the March 1997 three-month period was principally a result of a reduction in the provision for doubtful accounts, lower compensation costs and reduced levels of sales promotion and advertising expenses.


                Operating Income/Loss:

                As a result of the foregoing, income from operations (i.e., income /loss before interest expense, non-recurring charges and income taxes) amounted to $0.4 million for the three months ended March 1997, an improvement of $1.2 million from the three months ended March 1996. The Danskin wholesale business accounted for the majority of this improvement.


                Interest Expense:

                Interest expense amounted to $1.2 million for each of the three months ended March 1997 and 1996. The Company's effective interest rate was 10.8% and 10.5% for the three months ended March 1997 and March 1996, respectively. Effective rates increased principally due to the issuance of the Preferred Stock in exchange for the subordinated convertible debenture, which had an 8% coupon.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                Results of Operations (continued)
                --------------------------------

                Income Tax Provision:

                The Company's income tax provision rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes for the three months ended March 1997 and March 1996. The Company's deferred tax balance was $0 at both March 1997 and December 1996.


                Net Loss:

                As a result of the foregoing, the net loss was $1.0 million for the three months ended March 1997, an improvement of $1.0 million, from a $2.0 million net loss in the three months ended March 1996.

                Liquidity and Capital Resources

                The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory, accounts receivables, capital investments in operating facilities, machinery and equipment, principal and interest payments on indebtedness and funding operating losses in the legwear division. The Company's primary sources of liquidity have been from bank financing, issuance of convertible securities, vendor credit terms and internally generated funds.

                Net cash flow used in operations decreased by $0.7 million to $3.6 million for the three months ended March 1997, because of an improvement in operating performance as well as a reduction in accrued expenses and decreases in both legwear and activewear inventory levels. Cash increased $0.1 million to $1.3 million during the three months ended March 1997, after $3.9 million in net financing increases and $0.1 million in capital expenditures.

                Working capital declined $2.7 million to $21.9 million at March 1997 from $24.6 million at December 1996. Accounts receivable increased by $3.6 million, inventory levels decreased by $1.2 million offset by a $5.0 million increase in the revolving loan balance, primarily to support the increased activewear business and to fund operating losses in the legwear division.

                On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union which restructured the terms of its financing arrangements and provided additional availability under the revolving credit facility. These restructured provisions included total term debt of $22,000,000 ($21,589,000 balance outstanding as of December 28, 1996 and $21,256,000 as of March 29, 1997) and a revolving credit facility under which $19,969,000 and $24,220,000 were outstanding as of December 28, 1996 and March 29, 1997, respectively. Quarterly amortization payments of the term debt were scheduled to begin on September 30, 1996 and to progressively increase from $333,000 to $1,500,000, with a final maturity of March 2002. The Company classifies $10,000,000 of its revolving obligations as long term debt. In addition to the scheduled quarterly principal payments of the term debt, the Loan and Security Agreement provides for a semi-annual mandatory retirement of term principal if cash flow, as defined, attains certain levels, payable when availability under the revolving credit exceeds $5,000,000 to the extent of such excess.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                Liquidity and Capital Resources (continued)

                On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility, (iii) amended financial covenants with respect to calendar 1997, (iv) deferred all calendar 1997 term loan amortization payments until March 31, 1998, (v) required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtains at least $6,000,000 of net equity proceeds prior to August 31, 1997, (vi) provided for an amendment fee of $250,000, and (vii) provided that the Company retain certain business consultants as advisors and outline certain business strategic plans. Availability under the revolving credit facility in excess of utilization was $4,000,000 as of March 29, 1997.

                The Loan and Security Agreement was also amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related Canadian factoring arrangements for purposes of selling directly to customers in Canada, to restate certain financial covenants, to grant approval for the issuance of a subordinated convertible debenture, the exchange of such debenture for convertible preferred stock, and payment of the related dividends, and to increase the annual capital expenditure limitation to $2,000,000.

                The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that the Company would be in default if any person, with specific exceptions, becomes the owner of or controls more than 20% of the Company's Common Stock. Substantially all the Company's assets are collateralized under these debt facilities.

                In connection with the June 1995 restructuring of the Loan and Security Agreement, the Company issued warrants to First Union to purchase up to 10% of the Company's then outstanding Common Stock at an exercise price per share of $.01 per share. The Warrants provide for a put option by First Union, exercisable after March 1998, at fair market value, as defined. The Company also has a call option providing for purchase at fair market value. For so long as the Company remains in compliance with the requirements of the Loan and Security Agreement, the Warrants do not provide anti-dilution protection for First Union for new issuances of securities.

                Also in connection with the 1995 restructuring, interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10.0% at March 29, 1997). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a nominal amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                Liquidity and Capital Resources (continued)

                On August 6, 1996, the Company issued the Preferred Stock having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The Preferred Stock is entitled to vote on an as converted basis, and has an initial conversion price of $2.76, currently representing 1,811,594 shares of Common Stock. Such conversion price may be reset on the first and second anniversaries of issuance under certain circumstances and will be adjusted in the event of dilution. Holders of the Preferred Stock have the right to vote separately as a class for the election of one Director, and a representative currently sits on the Board of Directors of the Company in this capacity. The Holders also have the right to require the Company to redeem their shares for liquidation value in the event of a "change of control", as defined. The Company has the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205. The convertible subordinated debenture had been outstanding since August 17, 1995. This debenture had a face value of $5,000,000, accrued interest at 8% and would have matured on September 1, 2002. The initial conversion price was $3.15, representing 1,587,300 shares, subject to adjustment for dilution. The proceeds of this sale were used to reduce the Company's bank revolving credit obligations.

                The Company is in advanced discussions with an investor concerning a financing transaction. If a financing transaction similar to that presently contemplated were concluded, it is likely to be highly dilutive of existing common stockholders.

                Strategic Outlook

                The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels for distribution. Further, the Company is taking steps to evaluate its long term business prospects in the contracting sheer hosiery market, amid increased retailer demands for responsiveness. The Company intends, to the extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin(R) name for additional product categories, and open additional full price Danskin(R) stores. There can be no assurance that the Company will be able to generate adequate cash flow from operations, and obtain financing on appropriate terms to implement this strategy, particularly given the difficulty of predicting hosiery operations, or, if implemented, that this strategy will be successful.

                The Company anticipates that its short-term funding requirements will continue to be provided principally by the Company's banking and vendor arrangements. As a result of the Company's increased borrowing capacity provided under the Sixth Amendment, the Company believes that it has adequate liquidity to support its operations. The Company needs additional financing to avoid incurring the additional equity fee imposed by the Sixth Amendment, to meet its short-term funding requirements beyond December 31, 1997, to acquire or develop any new business, and to fund the costs related to opening any full price retail store.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations
                ---------------------

                Strategic Outlook (continued)

                The Company has engaged Wasserstein Perella & Co., Inc to assist it in raising financing and with the implementation of its strategic plan. It has elected Donald Schupak as its Chairman of the Board of Directors to explore a range of financing alternatives in an effort to reduce its indebtedness, lower interest costs, avoid the imposition of any additional equity fee and expand its business. It believes it will obtain a commitment for such an infusion prior to August 31, 1997 and that, if such a commitment is obtained, adequate financing will be available to meet the above objectives. No assurances can be given regarding the Company's ability to de-leverage its capital structure, to raise new equity as required in the Loan and Security Agreement or to expand its business.

                Factors That May Affect Future Results

                Statements in this Quarterly Report on Form 10-Q which are not historical facts, so-called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are based upon current expectations but involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.


Item 3.         Quantitative and Qualitative Disclosures About Market Risk
                ----------------------------------------------------------

                Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3. and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -       OTHER INFORMATION

Item 1.         Legal Proceedings
                -----------------

                See Note 6 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Form 10-Q.

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                (a)   Exhibit
                      -------
                      10.6.4E Amendment Four effective as of November 1, 1996 to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Beverly Eichel


                (b)   Form 8-K
                      --------
                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DANSKIN, INC.



May 13, 1997                                By:   /s/Edwin W. Dean
                                                  ------------------------------
                                                  Edwin W. Dean
                                                  Vice Chairman of the Board,
                                                  General Counsel and Secretary


May 13, 1997                                By:   /s/Beverly Eichel
                                                  ------------------------------
                                                  Beverly Eichel
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)