Form 10-Q/A
period 1997-03-29
DANSKIN INC
filed 1997-05-14
CIK 889299

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A



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


                                            DANSKIN, INC.



May 14, 1997                                By:   /s/Edwin W. Dean
                                                  ------------------------------
                                                  Edwin W. Dean
                                                  Vice Chairman of the Board,
                                                  General Counsel and Secretary


May 14, 1997                                By:   /s/Beverly Eichel
                                                  ------------------------------
                                                  Beverly Eichel
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)