Form 10-Q
period 1997-06-28
DANSKIN INC
filed 1997-09-04
CIK 889299

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 28,1997

                                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number   0-20382
                       -----------

                                  Danskin, Inc.
              -----------------------------------------------------
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

Yes   X    No
     ----    ----

     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of July 31,1997, excluding 1,000 shares held by a subsidiary:
6,229,116.

                         DANSKIN, INC. AND SUBSIDIARIES

                   FORM 10-Q FOR THE FISCAL SIX MONTH PERIODS
                      ENDED JUNE 29, 1996 AND JUNE 28, 1997

                                      INDEX
                                      ------

                                                                       Page No.
                                                                       --------

PART I -         FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Condensed Balance Sheets (Unaudited)
                       as of December 28, 1996 and June 28, 1997           3

                    Consolidated Condensed Statements of Operations
                       (Unaudited) for the Fiscal Three and Six Month
                       Periods Ended June 29, 1996 and June 28, 1997       4

                    Consolidated Condensed Statements of Cash Flows
                       (Unaudited) for the Fiscal Six Month Periods
                       Ended June 29, 1996 and June 28, 1997               5

                    Notes to Consolidated Condensed Financial
                       Statements                                          6


         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                11


         Item 3.    Quantitative and Qualitative Disclosure About
                       Market Risk                                        19


PART II -        OTHER INFORMATION

         Item 1.    Legal Proceedings                                     19

         Item 4.    Submission of Matters to a Vote of Security Holders   19

         Item 6.    Exhibits and Reports on Form 8-K                      20



SIGNATURES                                                                20

PART I -         FINANCIAL INFORMATION

Item 1.          Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


Danskin, Inc. And Subsidiaries
Consolidated Condensed Balance Sheet


                                                                       December 28, 1996    June 28, 1997
ASSETS

Current assets:
       Cash and cash equivalents                                           $1,177,000          $1,940,000
       Accounts receivable, less allowance for doubtful
              accounts of $938,000 in December 1996
              and $1,070,000 in June 1997                                  16,093,000          18,181,000
       Inventories                                                         34,075,000          32,092,000
       Prepaid expenses and other current assets                            3,397,000           4,004,000
              Total current assets                                         54,742,000          56,217,000

Property, plant and equipment - net of accumulated depreciation and amortization of $7,721,000 at December 28, 1996 and
       $8,665,000 at June 28, 1997                                          9,292,000           8,402,000
Other assets                                                                2,906,000           2,972,000
Total Assets                                                              $66,940,000         $67,591,000


LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Current liabilities:
       Revolving loan payable                                              $9,969,000         $15,529,000
       Current portion of long-term debt                                           $0            $750,000
       Accounts payable                                                     9,682,000           9,559,000
       Accrued expenses                                                    10,532,000          10,122,000
              Total current liabilities                                    30,183,000          35,960,000


Long-term debt, net of current maturities                                  31,589,000          30,506,000
Accrued retirement costs                                                    4,367,000           2,715,000
                                                                           35,956,000          33,221,000

Total Liabilities                                                          66,139,000          69,181,000

Commitments and contingencies

Stockholders' Equity/Deficit:
       Preferred Stock, $.01 par value, 10,000 shares
              authorized; 1000 shares issued at  December 28, 1996                 10                 10
              and 1,000 shares issued at June 28, 1997
       Common Stock, $.01 par value, 20,000,000 shares
              authorized, 6,047,255 shares issued at December 28, 1996
              and 6,230,116 shares issued at June 28, 1997,
              less 1,000 shares held by subsidiary                             60,463             62,291
       Additional paid-in capital                                          18,901,527         19,189,699
       Warrants outstanding                                                   764,000            764,000
       Accumulated deficit                                                (16,345,000)       (19,026,000)
       Accumulated translation adjustment                                     (15,000)           (15,000)
       Minimum pension liability adjustment                                (2,565,000)        (2,565,000)
                    Total Stockholders' Equity/Deficit                        801,000         (1,590,000)
Total Liabilities and Stockholders' Equity/Deficit                        $66,940,000        $67,591,000



      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

Item 1.          Financial Statements (continued)

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                  Fiscal Three Months Ended       Fiscal Six Months Ended

                                              June 29, 1996    June 28, 1997   June 29, 1996   June 28, 1997
                                               (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

Net revenues                                    $29,664,000     $29,469,000     $61,106,000     $60,254,000
Cost of goods sold                               19,043,000      20,161,000      40,091,000      40,116,000
       Gross profit                              10,621,000       9,308,000      21,015,000      20,138,000

Selling, general and administrative expenses      9,647,000       9,510,000      20,707,000      19,861,000
Provision for doubtful accounts receivable          137,000          86,000         275,000         175,000
Interest expense                                  1,211,000       1,250,000       2,375,000       2,435,000
                                                 10,995,000      10,846,000      23,357,000      22,471,000

Loss before income tax  provision                  (374,000)     (1,538,000)     (2,342,000)     (2,333,000)
Provision for income taxes                           63,000          49,000         126,000          98,000

Net loss                                           (437,000)     (1,587,000)     (2,468,000)     (2,431,000)

Preferred dividends                                      --         125,000              --         250,000

Net loss applicable to Common Stock               ($437,000)    ($1,712,000)    ($2,468,000)    ($2,681,000)

Net loss per share                                   ($0.07)         ($0.27)         ($0.41)         ($0.43)


Weighted average number of common shares          6,022,000       6,288,000       5,978,000       6,176,000

      These statements should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

Item 1.           Financial Statements (continued)

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Fiscal Six Months Ended
                                                                    June 29, 1996   June 28, 1997
                                                                       (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:

Net loss                                                              ($2,468,000)   ($2,431,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                    1,312,000      1,309,000
       Provision for doubtful accounts receivable                         275,000        175,000
       Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable               (2,258,000)    (2,263,000)
              (Increase) decrease in inventories                       (1,322,000)     1,983,000
              (Increase) decrease in prepaid expenses and other
                    current assets                                       (149,000)      (608,000)
              Increase (decrease) in accounts payable                      29,000       (123,000)
              Increase (decrease) in accrued expenses                    (621,000)    (2,061,000)
              Financing costs incurred                                   (129,000)      (380,000)
Net cash used in operating activities                                  (5,331,000)    (4,399,000)

Cash Flows From Investing Activities:

       Capital expenditures                                              (421,000)      (104,000)

Net cash used in investing activities                                    (421,000)      (104,000)

Cash Flows From Financing Activities:

       Net (payments) receipts under revolving notes payable            5,582,000      5,560,000
       Payments of long-term debt                                              --       (333,000)
       Proceeds from exercises of options to purchase common shares       309,000
       Purchase and retirement of common stock                           (115,000)       (20,000)
       Net proceeds form sale of common stock to Savings Plan             170,000         59,000

Net cash provided by (used in) financing activities                     5,946,000      5,266,000

Net increase (decrease) in Cash and Cash Equivalents                      194,000        763,000

Cash and Cash Equivalents, Beginning of Period                          1,143,000      1,177,000
Cash and Cash Equivalents, End of Period                               $1,337,000     $1,940,000


      These statements should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
               ----------------------------------------------------
         1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 28, 1997, as well as its results of operations for the fiscal three and six month peiods ended June 28, 1997 and June 26, 1996 and its cash flows for the six months ended June 28, 1997 and June 26, 1996. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

         2. On March 27, 1997, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") with First Union National Bank of North Carolina ("First Union") which , among other matters, required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997. By Letter Agreement, dated as of June 17, 1997, First Union extended this August 31, 1997 deadline to December 1, 1997. In addition, by letter dated July 2, 1997, First Union (i) waived compliance with the covenant requirements relating to sales of inventory, and (ii) amended the financial covenants of the Loan and Security Agreement. Availability under the revolving credit facility in excess of utilization was $1,969,000 as of June 28, 1997.

               On May 19, 1997, the Company and Danskin Investors, LLC (the "Investor"), a company newly formed by an investment group led by Onyx Partners, Inc., entered into an agreement pursuant to which, under certain circumstances, the Investor would make an equity investment in the Company.

               On August 28, 1997, First Union, the Company and the Investor entered into a letter agreement (the "Letter Agreement"), which among other things, provides for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan"), (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and (iii) the disposition of the warrants ( the "Warrants") issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union. The Investor has paid $500,000 to First Union as a deposit to be applied to the purchase of the Term Loan, or, if the closing on the purchase of the Term Loan (the "Term Loan Closing") does not occur, under certain circumstances, to be retained by First Union. The Term Loan Closing is scheduled to occur on or before September 19, 1997.

               The conditions to the Term Loan Closing include, among others, requirements that (i) the Investor shall have (x) entered into an intercreditor agreement with First Union providing for the subordination of the Company's obligations to the Investor under the Term Loan, the collateral securing such obligations, and any new debt securities issued by the Company to the Investor, to the Company's obligations under the Revolving Credit Facility, and
               (y) made a $4 million cash equity or interim debt investment in the Company and (ii) the Company shall have (a) provided a release to First Union, and (b) entered into an amendment to the Loan and Security Agreement as described below. All deferred or accrued and unpaid interest, fees (other than the Additional Equity Fee) and expenses owed by the Company to First Union in connection with the Term Loan are to be paid at the Term Loan Closing. In addition, the Company would be obligated to pay First Union a fee of $250,000 in connection with the transaction.

               Pursuant to certain letter agreements, First Union, subject to the terms and provisions of the Loan and Security Agreement, agreed to make overadvances (collectively, the "Overadvance") available to the Company in varying amounts up to a maximum aggregate principal amount equal to $1,500,000 at any one time outstanding for borrowings on or before August 28, 1997. Under the terms of the Letter Agreement, First Union will continue to make the Overadvance available to the Company in varying amounts up to a maximum aggregate principal amount not to exceed $2.0 million though October 31, 1997, so long as the Term Loan Closing has occurred on or before September 19, 1997.

               At the Term Loan Closing, the Revolving Credit Facility will be amended to, among other things, (i) adjust the applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998, and (iii) eliminate the Additional Equity Fee.

               On August 28, 1997, the Company agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor will, simultaneously with the occurrence of the Term Loan Closing, make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor will (i) contribute the $21.265 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, the Investor shall receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility, and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Subordinated Debt shall bear interest, commencing on the date that is three months from the Term Loan Closing, at the rate of 8% per annum. Upon the Term Loan Closing, the holder of the Investor Preferred Stock shall have the right to designate four of nine directors to the Board of Directors of the Company.

               The Memorandum of Understanding further provides that the Company shall repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit facility (the "New Revolving Credit Facility") and term loan (the "New Term Loan") to be provided by a new lender. The Company and the Investor are currently in discussions with several potential lenders and have received proposals from certain of such lenders. No assurances can be given, however, that alternate financing will be available.

               Concurrent with the Company's initial borrowing under the New Revolving Credit Facility and New Term Loan, the Investor will exchange its interest in the Subordinated Debt and the Investor Preferred Stock (collectively, the "Old Investor Securities") for certain new securities of the Company. Specifically, the Investor shall receive (i) $12 million of new convertible preferred stock of the Company (the "New Convertible Preferred Stock"); (ii) seven year warrants to purchase 10 million shares of common stock of the Company at a per share price of $0.30 (the "Investor Warrants", and, together with the New Convertible Preferred Stock, the "New Investor Securities"); and (iii) its pro rata share of 10 million shares of common stock of the Company which shall be offered to the Company's shareholders pursuant to the Rights Offering (as defined below).

               The New Convertible Preferred Stock shall have an 8% annual dividend rate, payment of which shall be deferred through December 31, 1999, a seven year maturity, and the holder thereof shall be entitled to designate five of nine directors to the Board of Directors of the Company. Beginning with the fiscal year ended December 31, 1999, if the Company meets certain agreed upon financial targets (the "Financial Targets"), all accrued dividends will be forgiven and the New Convertible Preferred Stock shall automatically convert into 40 million shares of common stock of the Company at a conversion price of $0.30 per share.

               Concurrent with the exchange of the Old Investor Securities, (i) the Company shall offer to its shareholders (the "Rights Offering") the right to purchase their pro rata share of 10 million shares of common stock of the Company (the "Offered Common Stock") at a per share price of $0.30. The Investor shall purchase its pro rata share of the Offered Common Stock in exchange for an equivalent amount of Subordinated Debt concurrent with the exchange of the Old Investor Securities. The proceeds from any shares of Offered Common Stock purchased by the Company's shareholders other than the Investor shall be paid to the Investor in exchange for the further reduction of the Subordinated Debt. The Investor shall standby to purchase any shares of Offered Common Stock not taken up by other shareholders of the Company in the Rights Offering, and shall purchase such shares in exchange for the further reduction of any remaining Subordinated Debt.

               The conditions to the Capital Infusion include, among others, requirements that (a) the Investor shall have acquired the Term Loan; (b) the Investor and the Company shall have entered into a definitive agreement or agreements memorializing the transactions contemplated in the Memorandum of Understanding; (c) the Company's lease for its New York showroom shall have been revised on terms satisfactory to the Investor; (d) certain agreements shall have been reached with senior management of the Company;
               (e) the Company's license agreements with Anne Klein & Company and Givenchy Corporation shall have been revised on terms satisfactory to the Investor; (f) SunAmerica Life Insurance Company shall have waived its right to designate members of the Board of Directors of the Company; (g) the Investor shall have negotiated a satisfactory agreement with the current holder of the preferred stock of the Company; (h) the Rights Agreement dated as of June 5, 1996 between the Company and First Union shall have been amended to provide that the Investor shall not constitute an "Acquiring Person" as defined therein, or the rights issued thereunder shall have been redeemed; (i) an agreement shall have been reached with Donald Schupak, the Chairman of the Board of Directors of the Company; and (j) all actions required to establish the post-closing Board of Directors of the Company shall have been taken and all required resignations of directors shall have been received. Although there can be no assurances, the Company presently anticipates being able to satisfy each of the conditions to the Capital Infusion prior to September 19, 1997.

               The Loan and Security Agreement contains covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that an event of default will occur if any person, with specific exceptions, becomes the owner of or controls more than 20% of the Company's Common Stock. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all the Company's assets.

               Interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10% at June 28, 1997). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a notional amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

         3. On August 6, 1996, the Company issued its 10% Convertible Preferred Stock (the "Preferred Stock") having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The Preferred Stock is entitled to vote on an as converted basis, and is convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)
               ---------------------------------------------------------------


               Such conversion price may also be reset on the second anniversary of issuance under certain circumstances and will be adjusted in the event of dilution. Holders of the Preferred Stock have the right to vote separately as a class for the election of one Director. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company has the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205 per share and in June 1997 by issuing 102,881 shares at $1.21 per share. The Company has not yet taken action with respect to the dividend payment which was due on September 1, 1997.

         4. On May 9, 1997, the Company received notification from the Nasdaq Stock Market, Inc. ("NASDQ"), that it would delist the Company's common stock from the Nasdaq SmallCap Market effective at the close of business on May 16, 1997 because of the Company's non-compliance with NASDQ's minimum capital and surplus requirement. The Company appealed Nasdaq's decision, and after an oral hearing held on June 19, 1997, the Company was notified that its appeal had been denied. The Company's common stock was delisted effective June 27, 1997. The Company's common stock is presently traded in the over-the-counter market.

         5. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:


                                             December 28,         June 28,
                                                1996                1997
                                            ------------        --------------
                                                                 (unaudited)

               Finished goods               $19,742,000         $20,447,000
               Raw materials                  5,767,000           6,424,000
               Work-in-process                7,663,000           4,548,000
               Packaging materials              903,000             673,000
                                            -----------         -----------
                                            $34,075,000         $32,092,000


         6. On March 11, 1997, a complaint was filed against the Company in Christian Dior Couture S.A. and Christian Dior, Inc. vs. Danskin, Inc., U.S. District Court, Southern District of New York, 97Civ. 1709 (SAS), in an action brought by the Company's former licensor of the Christian Dior(R) trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. On July 2, 1997, the parties entered into a Settlement Agreement and Mutual Release. Management does not believe that the liability of the Company under the Settlement Agreement and Mutual Release is material to its consolidated financial position, results of operations, liquidity or business of the Company.

               The Company is party to other legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

               Danskin, Inc. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements (continued)
               ----------------------------------------------------


         7. The Company's income tax provision rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three and six months ended June 1997 and 1996. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three months ended June 1996 and 1997. No allocation between current and deferred income taxes was made during the three and six months ended June 1997 and 1996, as such amounts would not be considered material to the Company's consolidated financial position.

               The Company has been selected for audit by certain Federal and state tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability from these audits will not materially affect the consolidated financial position or results of operations of the Company.

         8. On October 4, 1996 the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer of the Board. Mr. Michele Benasra, one of two directors nominated to the Board of Directors by SunAmerica, resigned his Board seat in July 1997. Sun America has not designated a replacement director.

         9. Effective April 15, 1997, the Company curtailed participation in and froze the accrual of benefits under the Pennaco Hosiery Division of Danskin, Inc. Hourly Employees' Pension Plan (the "Pension Plan"). Because of the curtailment, no person who is not presently a "Participant" (as defined) in the Pension Plan, may become a participant after April 15, 1997 and no "Credited Service" (as defined) shall be granted to any participant after such date. Therefore, the Company will not accrue any additional liability under the Pension Plan.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ----------------------------------------------------------------
               Results of Operations
               ---------------------

               Cautionary Statements
               ---------------------

               Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the retail industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

               The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data for Danskin include operating data for the Company's retail activities).


               Results of Operations
               ---------------------

               Comparison of the three and six months of year ending December 1997 with the three and six months of year ended December 1996.

               Net Revenues:

               Net revenues amounted to $29.5 million for the three months ended June 1997, a decrease of $0.2 million, or 0.7%, from the prior year three months ended June 1996. Net revenues for the six months ended June 1997 amounted to $60.3 million, a decrease of $0.8 million, or 1.3%, from $61.1 million the same prior year period. Wholesale revenues for the Company increased $0.2 million for the three month period, and declined $0.4 million for the six-month period. Retail volume decreased $0.4 million for the three and six month periods.

               Danskin activewear net revenues, which include the Company's retail operations, amounted to $20.0 million for the three months ended June 1997, an increase of $1.3 million, or 7.0%, from $18.7 million in the prior year three months ended June 1996, and increased $3.1 million, to $41.3 million, or 8.1%, for the six month period ended June 1997 over the same prior year period. Sales at the Company's 48 retail stores declined $0.4 million, or 8.0%, to $4.6 million in net revenues for the three months ended June 1997, and generated sales of $8.9 million for the six month period ending 1997 compared to $9.3 million for the same prior period. Comparable retail store sales declined 9.5% for the three months ended June 1997 and declined 7.2% for the six month period ending June 1997. The Company continues its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

              (Results of Operations continued)
               ---------------------------------

               products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings. In addition, the Company has increased its focus on outdoor fitness and sport bra products as well as offerings for children's gymnastics, as promoted by Nadia Comaneci and Kerri Strug.

               Pennaco legwear net revenues amounted to $9.5 million for the three months ended June 1997, a decline of $1.5 million, or 13.6%, from the three months ended June 1996, and declined $3.9 million, or 17%, to $19.0 million for the six month period ended June 1997 from the same prior year period. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade. The re-launch of the Anne Klein brand has partially offset other brand declines.


               Gross Profit:

               Gross profit decreased by $1.3 million, or 12.3%, to $9.3 million in the three months ended June 1997 from $10.6 million in the prior year period, and declined $0.9 million, or 4.3%, to $20.1 million for the six month period ended June 1997 from the prior year period. Gross profit as a percentage of net revenues decreased to 33.5% in the six months ended June 1997 from 34.4% in the same prior year period.

               Gross margins for activewear were 35.9% for the three months ended June 1997 versus 40.5% for the three months ended June 1996, and 37.2% for the six month period ended June 1997 versus 38.9% for the same prior year period. This three and six month decrease was primarily attributable to additional obsolescence provisions and customer mark-down allowances from prior seasons and incremental private label programs.

               Legwear gross profit decreased to 22.7% in the three months ended June 1997 from 27.8% in the prior period, and declined to 25.1% for the six month period ending June 1997 compared to 26.9% for the same prior year period. This three and six month decrease is primarily due to increased obsolescence provisions due to a difficult sheer hosiery retail market and higher sales mix of closeout sales.


               Selling, General and Administrative Expenses

               Selling, general and administrative expenses, including retail store operating costs, decreased by $0.2 million, or 2.0%, to $9.6 million, or 32.5% of net revenues, in the three months ended June 1997, from $9.8 million, or 33% of net revenues for the three month period ended June 1996. For the six month period ended June 1997, selling, general and administrative expenses decreased $1.0 million, or 4.8%, to $20.0 million, or 33.2% of net revenues compared to $21.0 million or 34.4% of net revenue for the six month period ended June 1997. Selling, general and administrative expenses, excluding retail store operating costs, decreased $1.1 million, or 7.0%, to $14.6 million, or 24.2% of net revenues, in the six months ended June 1997, from $15.7 million, or 25.7% of net revenues in the same prior year period. The wholesale decrease in the June 1997 six month period

Item 2.

               Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

               Results of Operations (continued)
               ---------------------------------

               was principally a result of a reduction in the provision for doubtful accounts and lower compensation and distribution costs.

               Operating Income/Loss:

               As a result of the foregoing, loss from operations (i.e., income /loss before interest expense, non-recurring charges and income taxes) amounted to $0.3 million for the three months ended June 1997, a decline of $1.1 million from the income of $0.8 million for the three month period ended June 1996. For the six month period ended June 1997, the Company generated operating income of $0.1 million compared to breakeven for the same prior year period. The Danskin wholesale business accounted for all of the operating income for the three and six month periods.


               Interest Expense:

               Interest expense amounted to $1.2 million for each three month period ended June 1997 and 1996, and $2.4 million for the six month periods ending June 1997 and 1996. The Company's effective interest rate was 11.1% and 10.6% for the three months ended June 1997 and June 1996, respectively, and 11.0% and 10.6% for the six months ended June 1997 and 1996. Effective rates increased principally due to the issuance of the Preferred Stock in exchange for the subordinated convertible debenture, which had an 8% coupon.

               Income Tax Provision:

               The Company's income tax provision rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes for the three and six months ended June 1997 and June 1996. The Company's deferred tax balance was $0 at both June 1997 and December 1996.

               Net Loss:

               As a result of the foregoing, the Company experienced a net loss after preferred dividends of $1.7 million for the three months ended June 1997, which represents an increase of $1.3 million from a $0.4 million net loss in the three months ended June 1996, and a net loss of $2.7 million for the six month period ending June 1997, an increase of $0.2 million from the net loss of $2.5 million for the six month period ended June 1996.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               (Liquidity and Capital Resources)
               ---------------------------------

               The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory and accounts receivable, capital investments in operating facilities, machinery and equipment, principal and interest payments on indebtedness, and to the funding of operating losses in the legwear division. The Company's primary sources of liquidity have historically been bank financing, the issuance of convertible securities, vendor credit terms and internally generated funds.

               Net cash flow from operations improved by $0.9 million to a use of $4.4 million for the six months ended June 1997, from a use of $5.3 million in the six month period ended June 1996, principally as a result of decreases in both legwear and activewear inventory levels. After $0.1 million used in capital expenditures during the current six month period and $5.2 million provided from financing activities, the Company's cash position increased $0.8 million to $1.9 million.

               Working capital declined $4.3 million to $20.3 million at June 1997 from $23.6 million at June 1996. Although accounts receivable increased by $2.1 million, inventory levels decreased by $2.0 million and there was a $5.6 million increase in the revolving loan balance, primarily to support the Company's net loss of $5.4 million during this 12 month period, as well as from increases in the activewear business.

               On March 27, 1997, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement (the "Loan and Security Agreement") with First Union National Bank of North Carolina which, among other things, required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997. By letter agreement dated as of June 17, 1997, First Union extended this August 31, 1997 deadline to December 1, 1997. In addition, by letter agreement dated July 2, 1997, First Union (i) waived compliance with the covenant requirements relating to certain sales of inventory, and
               (ii) amended the financial covenants of the Loan and Security Agreement. Availability under the revolving credit facility in excess of utilization was $1,969,000 as of June 28, 1997.

               On May 19, 1997, the Company and Danskin Investors, LLC (the "Investor"), a company newly formed by an investment group led by Onyx Partners, Inc., entered

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               (Liquidity and Capital Resources continued)
               -------------------------------------------

               into an agreement pursuant to which, under certain circumstances, the Investor would make an equity investment in the Company.

On August 28, 1997, First Union , the Company and the Investor entered into a letter agreement (the "Letter Agreement"), which among other things, provides for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union pursuant to the Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan"), (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and (iii) the disposition of the warrants issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union. The Investor has paid $500,000 to First Union as a deposit to be applied to the purchase of the Term Loan, or, if the closing on the purchase of the Term Loan (the "Term Loan Closing") does not occur, under certain circumstances, to be retained by First Union. The Term Loan Closing is scheduled to occur on or before September 19, 1997.

               The conditions to the Term Loan Closing include, among others, requirements that (i) the Investor shall have (x) entered into an intercreditor agreement with First Union providing for the subordination of the Company's obligations to the Investor under the Term Loan, the collateral securing such obligations, and any new debt securities issued by the Company to the Investor, to the Company's obligations under the Revolving Credit Facility, and
               (y) made a $4 million cash equity or interim debt investment in the Company and (ii) the Company shall have (a) provided a release to First Union, and (b) entered into an amendment to the Loan and Security Agreement as described below. All deferred or accrued and unpaid interest, fees (other than the Additional Equity Fee) and expenses owed by the Company to First Union in connection with the Term Loan are to be paid at the Term Loan Closing. In addition, the Company would be obligated to pay First Union a fee of $250,000 in connection with the transaction.

               Pursuant to certain letter agreements, First Union, subject to the terms and provisions of the Loan and Security Agreement, agreed to make overadvances (collectively, the "Overadvance") available to the Company in varying amounts up to a maximum aggregate principal amount equal to $1,500,000 at any one time outstanding for borrowings on or before August 28, 1997. Under the terms of the Letter Agreement, First Union will continue to make the Overadvance available to the Company in varying amounts up to a maximum aggregate principal amount not to exceed $2.0 million though October 31, 1997, so long as the Term Loan Closing has occurred on or before September 19, 1997.

               At the Term Loan Closing, the Revolving Credit Facility will be amended to, among other things, (i) adjust the applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998 and (iii) eliminate the Additional Equity Fee.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               (Liquidity and Capital Resources continued)
               -------------------------------------------

               On August 28, 1997, the Company agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor will, simultaneously with the occurrence of the Term Loan Closing, make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor will (i) contribute the $21.265 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, the Investor shall receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility, and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Subordinated Debt shall bear interest, commencing on the date that is three months from the Term Loan Closing, at the rate of 8% per annum. Upon the Term Loan Closing, the holder of the Investor Preferred Stock shall have the right to designate four of nine directors to the Board of Directors of the Company.

               The Memorandum of Understanding further provides that the Company shall repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit facility (the "New Revolving Credit Facility") and term loan (the "New Term Loan") to be provided by a new lender. The Company and the Investor are currently in discussions with several potential lenders and have received proposals from certain of such lenders. No assurances can be given, however, that replacement financing will be available.

               Concurrent with the Company's initial borrowing under the New Revolving Credit Facility and New Term Loan, the Investor will exchange its interest in the Subordinated Debt and the Investor Preferred Stock (collectively, the "Old Investor Securities") for certain new securities of the Company. Specifically, the Investor shall receive (i) $12 million of new convertible preferred stock of the Company (the "New Convertible Preferred Stock"); (ii) seven year warrants to purchase 10 million shares of common stock of the Company at a per share price of $0.30 (the "Investor Warrants", and, together with the New Convertible Preferred Stock, the "New Investor Securities"); and (iii) its pro rata share of 10 million shares of common stock of the Company which shall be offered to the Company's shareholders pursuant to the Rights Offering (as defined below).

               The New Convertible Preferred Stock shall have an 8% annual dividend rate, payment of which shall be deferred through December 31, 1999, a seven year maturity, and the holder thereof shall be entitled to designate five of nine directors to the Board of Directors of the Company. Beginning with the fiscal year ended December 31, 1999, if the Company meets certain agreed upon financial targets (the "Financial Targets"), all accrued dividends will be forgiven and the New Convertible Preferred Stock shall automatically convert into 40 million shares of common stock of the Company at a conversion price of $0.30 per share.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations (continued)
               ---------------------------------

               (Liquidity and Capital Resources continued)
               -------------------------------------------

               Concurrent with the exchange of the Old Investor Securities, (i) the Company shall offer to its shareholders (the "Rights Offering") the right to purchase their pro rata share of 10 million shares of common stock of the Company (the "Offered Common Stock") at a per share price of $0.30. The Investor shall purchase its pro rata share of the Offered Common Stock in exchange for an equivalent amount of Subordinated Debt concurrent with the exchange of the Old Investor Securities. The proceeds from any shares of Offered Common Stock purchased by the public shareholders other than the Investor shall be paid to the Investor in exchange for the further reduction of the Subordinated Debt. The Investor shall standby to purchase any shares of Offered Common Stock not taken up by other shareholders of the Company in the Rights Offering, and shall purchase such shares in exchange for the further reduction of any remaining Subordinated Debt.

               The conditions to the Capital Infusion include, among others, requirements that (a) the Investor shall have acquired the Term Loan; (b) the Investor and the Company shall have entered into a definitive agreement or agreements memorializing the transactions contemplated in the Memorandum of Understanding; (c) the Company's lease for its New York showroom shall have been revised on terms satisfactory to the Investor; (d) certain agreements shall have been reached with senior management of the Company;
               (e) the Company's license agreements with Anne Klein & Company and Givenchy Corporation shall have been revised on terms satisfactory to the Investor; (f) SunAmerica Life Insurance Company shall have waived its right to designate members of the Board of Directors of the Company; (g) the Investor shall have negotiated a satisfactory agreement with the current holder of the preferred stock of the Company; (h) the Rights Agreement dated as of June 5, 1996 between the Company and First Union shall have been amended to provide that the Investor shall not constitute an "Acquiring Person" as defined therein, or the rights issued thereunder shall have been redeemed; (i) an agreement shall have been reached with Donald Schupak, the Chairman of the Board of Directors of the Company; and (j) all actions required to establish the post-closing Board of Directors of the Company shall have been taken and all required resignations of directors shall have been received. Although there can be no assurances, the Company presently anticipates being able to satisfy each of the conditions to the Capital Infusion prior to September 19, 1997.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

               (Liquidity and Capital Resources continued)
               -------------------------------------------

               Although there can be no assurances, the Company anticipates that its short-term funding requirements pending closing of the transactions described above, will continue to be provided principally under the Company's existing bank facilities and vendor financing arrangements.

               The Loan and Security Agreement established covenants requiring the Company to meet certain interest coverage and profitability levels, and it contains certain other restrictions, including limits on the Company's ability to incur debt, make capital expenditures, merge, pay dividends or repurchase its own stock. It also provides that an event of default would occur if any person, with specific exceptions, becomes the owner of or controls more than 20% of the Company's Common Stock. The Company's obligations under the Loan and Security Agreement are secured by liens on substantially all the Company's assets.

               Interest rates on all obligations under the Loan and Security Agreement were set at prime plus 1.5% (9.75% at December 28, 1996 and 10% at June 28, 1997). On each annual adjustment date (as defined), the interest rate may be reduced based on certain ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization levels. In July 1995, the Company purchased an interest rate cap from First Union with a nominal amount of $20,000,000, which provides for a prime rate limit of 9.25% for the period through October 1998.

               On August 6, 1996, the Company issued the Preferred Stock having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The Preferred Stock is entitled to vote on an as converted basis, and is convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Such conversion price may be reset on the second anniversary of issuance under certain circumstances and will be adjusted in the event of dilution. Holders of the Preferred Stock have the right to vote separately as a class for the election of one Director. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company has the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at a price of $2.205 per share and in June 1997 by issuing 102,881 shares at $1.21 per share. The Company has not yet taken any action with respect to the dividend payment which was due on September 1, 1997.

               Strategic Outlook

               The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels for distribution. Further, the Company is taking steps to evaluate its long term business prospects in the contracting sheer hosiery market, amid increased retailer demands for responsiveness. The Company intends, to the

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

               (Strategic Outlook continued)
               -----------------------------

               extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin(R) name for additional product categories, and open additional full price Danskin(R) stores. There can be no assurance that the Company will be able to generate adequate cash flow from operations, or obtain financing on appropriate terms to implement this strategy, particularly given the difficulty of predicting hosiery operations or, if implemented, that this strategy will be successful.

               As described above, the Company has entered into a Letter Agreement with the Investor and First Union and has agreed to the terms of a Memorandum of Understanding with the Investor concerning a financing and an equity investment transaction. If the transactions presently contemplated by the Memorandum of Understanding are concluded, they would be highly dilutive of existing common stockholders. The Company is currently unable to determine whether these transactions will be concluded successfully or whether adequate financing will ultimately be available to meet the above objectives.

               No assurances can be given regarding the Company's ability to de-leverage its capital structure, to raise new equity as required in the Loan and Security Agreement or to expand its business.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------

               Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               See Note 6 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Form 10-Q.


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None

Item 6.        Exhibits and Reports on Form 8-K


              (a)   Exhibit
                    -------

                    10.10.6 License Agreement, dated November 1, 1996, between Wundie Industries, Inc. and the Registrant.



              (b)   Form 8-K
                    --------

                    Form 8-K dated May 19, 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DANSKIN, INC.



         September 4, 1997              By:    /s/ Edwin W. Dean
                                               -----------------------------
                                               Edwin W. Dean
                                               Vice Chairman of the Board,
                                               General Counsel and Secretary






         September 4, 1997              By:    /s/ Beverly Eichel
                                               -----------------------------
                                               Beverly Eichel
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)