Form 10-Q
period 1997-09-27
DANSKIN INC
filed 1997-11-17
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27,1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-20382
                       -------

                                  Danskin, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         62-1284179
------------------------------                               -------------------
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

Yes _X_  No___

     The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 27 ,1997, excluding 1,000 shares held by a subsidiary:
9,562,449.

                         DANSKIN, INC. AND SUBSIDIARIES

                   FORM 10-Q FOR THE FISCAL NINE MONTH PERIODS
                 ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                                      INDEX

                                                                        Page No.

PART I -          FINANCIAL INFORMATION

         Item 1.     Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets (Unaudited)      3
                     as of December 28, 1996 and September 27, 1997

                     Consolidated Condensed Statements of Operations        4
                              (Unaudited) for the Fiscal Three
                              and Nine Month Periods Ended
                              September 28, 1996 and September
                              27, 1997


                     Consolidated Condensed Statements of Cash Flows        5
                              (Unaudited) for the Fiscal Nine
                              Month Periods Ended September 28,
                              1996 and September 27, 1997


                     Notes to Consolidated Condensed Financial              6
                              Statements


         Item 2.     Management's Discussion and Analysis of Financial     15
                              Condition and Results of Operations



         Item 3.     Quantitative and Qualitative Disclosure About         21
                              Market Risk


PART II -         OTHER INFORMATION

         Item 1.     Legal Proceedings                                     21

         Item 2.     Changes in Securities and Uses of Proceeds            22

         Item 4.     Submission of Matters to a Vote of Security Holders   23

         Item 6.     Exhibits and Reports on Form 8-K                      23


SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Danskin, Inc. And Subsidiaries

                      Consolidated Condensed Balance Sheet

                                                                         December 28, 1996             September 27, 1997
                                                                         -----------------             ------------------
                                                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $1,177,000                    $2,057,000
    Accounts receivable, less allowance for doubtful
         accounts of $938,000 in December 1996
         and $1,207,000 in September 1997                                      16,093,000                    19,297,000
    Inventories                                                                34,075,000                    30,961,000
    Prepaid expenses and other current assets                                   3,397,000                     2,469,000
                                                                     ---------------------         ---------------------
         Total current assets                                                  54,742,000                    54,784,000
                                                                     ---------------------         ---------------------

Property, plant and equipment - net of accumulated depreciation and amortization of $7,721,000 at December 28, 1996 and
    $8,359,000 at September 27, 1997                                            9,292,000                     7,993,000
Other assets                                                                    2,906,000                     1,721,000
                                                                    ---------------------         ---------------------
Total Assets                                                                  $66,940,000                   $64,498,000
                                                                    =====================         =====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving loan payable                                                     $9,969,000                   $12,712,000
    Accounts payable                                                            9,682,000                     7,976,000
    Accrued expenses                                                           10,532,000                    12,583,000
                                                                     ---------------------         ---------------------
         Total current liabilities                                             30,183,000                    33,271,000
                                                                     ---------------------         ---------------------


Long-term debt, net of current maturities                                      31,589,000                    10,000,000
Subordinated Debt                                                                       0                    15,000,000
Accrued retirement costs                                                        4,367,000                     2,715,000
                                                                     ---------------------         ---------------------
         Total long-term liabilities                                           35,956,000                    27,715,000
                                                                     ---------------------         ---------------------

Total Liabilities                                                              66,139,000                    60,986,000
                                                                     ---------------------         ---------------------


Series C Cumulative Convertible Preferred Stock,
  Liquidation Value $500,000                                                                                   244,000
                                                                                                   ---------------------

Stockholders' Equity
    Preferred Stock, $.01 par value, 10,000 shares
         authorized; 1,000 shares issued at  December 28, 1996                      10

    Common Stock,  $.01 par value,  20,000,000 shares
         authorized, 6,047,255 shares  issued at December 28, 1996
         and 9,563,449  shares issued at September 27, 1997,
         less 1,000 shares held by subsidiary                                      60,463                        95,624
    Additional paid-in capital                                                 18,901,527                    19,959,376
    Warrants outstanding                                                          764,000                             0
    Accumulated deficit                                                       (16,345,000)                  (14,207,000)
    Accumulated translation adjustment                                            (15,000)                      (15,000)
    Minimum pension liability adjustment                                       (2,565,000)                   (2,565,000)
                                                                     ---------------------         ---------------------
         Total Stockholders' Equity                                               801,000                     3,268,000
                                                                     ---------------------         ---------------------
Total Liabilities and Stockholders' Equity                                    $66,940,000                   $64,498,000
                                                                     =====================         =====================

      These statements should be read in conjunction with the accompanying

              Notes to Consolidated Condensed Financial Statements

                        Danskin, Inc. And Subsidiaries
                 Consolidated Condensed Statements of Operations

                                                           Fiscal Three Months Ended                  Fiscal Nine Months Ended
                                                  ---------------------------------------  ----------------------------------------

                                                  September 28, 1996  September 27, 1997   September 28, 1996   September 27, 1997
                                                     (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
                                                  ------------------  -------------------  -------------------  -------------------
Net revenues                                             $34,818,000         $32,699,000          $95,903,000          $92,953,000
Cost of goods sold                                        22,453,000          21,068,000           62,526,000           61,184,000
                                                  ------------------  -------------------  -------------------  -------------------
       Gross profit                                       12,365,000          11,631,000           33,377,000           31,769,000

Selling, general and
  administrative expenses                                 10,540,000          10,200,000           31,513,000           30,236,000
Non-recurring charges                                              0             300,000                    0              300,000
Interest expense                                           1,182,000           1,251,000            3,558,000            3,686,000
                                                  ------------------  -------------------  -------------------  -------------------
       Total expenses                                     11,722,000          11,751,000           35,071,000           34,222,000

Income (Loss) before income taxes
  and extraordinary items                                    643,000            (120,000)          (1,694,000)          (2,453,000)

Provision for income taxes                                    63,000             194,000              190,000              292,000
                                                  ------------------  -------------------  -------------------  -------------------

Income (Loss) before extraordinary items                     580,000            (314,000)          (1,884,000)          (2,745,000)

Extraordinary gain from early retirement
  of debt                                                          0           5,245,000                    0            5,245,000

Net income (loss)                                            580,000           4,931,000           (1,884,000)           2,500,000

Preferred dividends                                           77,000             112,000               77,000              362,000
                                                  ------------------  -------------------  -------------------  -------------------

Net income (loss) applicable
  to Common Stockholders                                     503,000           4,819,000           (1,961,000)           2,138,000
                                                  ==================  ===================  ===================  ===================



Net income (loss) per share before
  extraordinary items                                          $0.07              ($0.04)              ($0.30)              ($0.40)

Net income (loss) per share for
  extraordinary items                                          $0.00               $0.54                $0.00                $0.68

Net income (loss) per share after
  extraordinary items                                          $0.07               $0.50               ($0.30)               $0.28

Weighted average number of common shares                   7,210,000           9,677,000            6,500,000            7,673,000
                                                  ==================  ===================  ===================  ===================

      These statements should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                        Danskin, Inc. And Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                                                                                 Fiscal Nine Months Ended
                                                                         -------------------------------------------
                                                                         September 28, 1996     September 27, 1997
                                                                             (Unaudited)            (Unaudited)
                                                                         --------------------   --------------------
Cash Flows From Operating Activities:

Net income (loss)                                                                ($1,884,000)            $2,500,000
Adjustments to reconcile net loss to net cash used in
             operating activities:
       Depreciation and amortization                                               1,976,000              1,963,000
       Extraordinary gain on early retirement of debt                                    ---             (5,245,000)
       Loss on sale of property, plant and equipment                                     ---                 40,000
       Provision for doubtful accounts receivable                                    302,000                361,000
       Changes in operating assets and liabilities:
            (Increase)  in accounts receivable                                    (5,155,000)            (3,565,000)
            (Increase) decrease in inventories                                    (1,309,000)             3,114,000
            (Increase) decrease in prepaid expenses
              and other current assets                                               491,000             (2,260,000)
            Increase (decrease) in accounts payable                                  693,000             (1,706,000)
            Increase (decrease) in accrued expenses                               (1,001,000)               416,000
                                                                         --------------------   --------------------
Net cash used in operating activities                                             (5,887,000)            (4,382,000)
                                                                         --------------------   --------------------

Cash Flows From Investing Activities:

       Capital expenditures                                                         (487,000)              (161,000)

                                                                         --------------------   --------------------
Net cash used in investing activities                                               (487,000)              (161,000)
                                                                         --------------------   --------------------

Cash Flows From Financing Activities:

       Net (payments) receipts under revolving notes payable                       7,223,000              2,743,000
       Payments of long-term debt                                                    (77,000)              (333,000)
       Expenses of issuance of preferred stock                                      (250,000)                   ---
       Proceeds from exercise of options to purchase common shares                   309,000                    ---
       Purchase and retirement of common stock                                      (128,000)               (20,000)
       Net proceeds from sale of common stock to Savings Plan                        170,000                 59,000
       Financing costs incurred                                                     (252,000)            (1,026,000)
       Proceeds from recapitalization                                                    ---              4,000,000

                                                                         --------------------   --------------------
Net cash provided by (used in) financing activities                                6,995,000              5,423,000
                                                                         --------------------   --------------------

Net increase in Cash and Cash Equivalents                                            621,000                880,000

Cash and Cash Equivalents, Beginning of Period                                     1,143,000              1,177,000
                                                                         --------------------   --------------------
Cash and Cash Equivalents, End of Period                                          $1,764,000             $2,057,000
                                                                         ====================   ====================

      These statements should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

     1. In the opinion of the management of Danskin, Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 27, 1997, as well as its results of operations for the fiscal three and nine month periods ended September 27, 1997 and September 28, 1996 and its cash flows for the nine months ended September 27, 1997 and September 28, 1996. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for interim periods may not be indicative of results for the full fiscal year.

     2. On May 19, 1997, the Company and Danskin Investors, LLC (the "Investor"), a company newly formed by an investment group led by Onyx Partners, Inc., entered into an agreement pursuant to which, under certain circumstances, the Investor would make an equity investment in the Company.

            On March 27, 1997 the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement (the "First Union Loan and Security Agreement") with First Union National Bank ("First Union") which, among other matters, required the Company to pay First Union an additional equity fee of $3,000,000 in 2002 (the "Additional Equity Fee") unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997. By letter agreement dated as of June 17, 1997, First Union extended this August 31, 1997 deadline to December 1, 1997. In addition, by letter dated July 2, 1997, First Union (i) waived compliance with the covenant requirements relating to sales of inventory, and (ii) amended the financial covenants of the First Union Loan and Security Agreement. Availability under the First Union Loan and Security Agreement in excess of utilization was $3,398,000 as of September 27, 1997.

            On August 28, 1997, First Union, the Company and the Investor entered into a letter agreement which among other things, provided for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the First Union Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan") , (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and
            (iii) the disposition of the warrants ( the "Warrants") issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union.

            On August 28, 1997, the Company also agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor would make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor would (i) contribute the $21.265 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, it was agreed that the Investor would receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility, and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Memorandum of Understanding further provided that the Company would repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit facility (the "New Revolving Credit Facility") and term

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

            loan (the "New Term Loan") to be provided by a new lender.

            The conditions to the closing of the purchase of the Term Loan included, among others, requirements that (i) the Investor shall have (x) entered into an intercreditor agreement with First Union providing for the subordination of the Company's obligations to the Investor under the Term Loan, the collateral securing such obligations, and any new debt securities issued by the Company to the Investor, to the Company's obligations under the Revolving Credit Facility, and (y) made a $4 million cash equity or interim debt investment in the Company and (ii) the Company shall have (a) provided a release to First Union, and (b) entered into an amendment to the First Union Loan and Security Agreement as described below. All deferred or accrued and unpaid interest, fees (other than the Additional Equity Fee) and expenses owed by the Company to First Union in connection with the Term Loan were to be paid at the closing of the Investor's purchase of the Term Loan (the "Term Loan Closing"). In addition, the Company was obligated to pay First Union a fee of $250,000 in connection with the transaction.

            Pursuant to certain letter agreements, First Union, subject to the terms and provisions of the First Union Loan and Security Agreement, agreed to make overadvances (collectively, the "Overadvance") available to the Company in varying amounts up to a maximum aggregate principal amount equal to $1,500,000 at any one time outstanding for borrowings on or before August 28, 1997. First Union also agreed to continue to make the Overadvance available to the Company in varying amounts up to a maximum aggregate principal amount not to exceed $2.0 million through October 31, 1997.

            On September 22, 1997, the Company consented to the assignment to the Investor of approximately $21.265 million face amount (the "Loan Amount") of the Term Loan. In addition, at the Term Loan Closing, the Revolving Credit Facility was amended to, among other things,
            (i) adjust the applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998 and (iii) eliminate the Additional Equity Fee.

            In accordance with the terms of a certain Securities Purchase Agreement, dated September 22, 1997, entered into by the Company and the Investor (the "Securities Purchase Agreement"), the Investor, and certain other persons, contributed to the Company in the aggregate (a) the Loan Amount and (b) $4 million in cash (together, the "Capital Contribution") in exchange for (i) the Subordinated Debt and (ii) the Investor Preferred Stock (together the "Securities") of the Company. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth to the Company in exchange for a portion of the Securities.

            In connection with the closing of the Capital Contribution, the Board of Directors of the Company accepted the resignations of Patricia Patterson, John Burden and Edwin Dean as directors of the Company and elected Andrew Astrachan, Nina McLemore, Gabriel Brener and James P. Jalil as directors.

            In connection with the closing of the Capital Contribution, the Board of Directors approved amendments to both the Certificate of Incorporation and the By-laws of the Company to effectuate agreements reached between the Company and the Investor, including, among other things, increasing the number of authorized shares of its common stock to 100,000,000 and removing the provisions for a classified Board of Directors (the "Certificate Amendments").

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

            In addition, in connection with the closing of the Capital Contribution, the Company announced that (a) its Board of Directors declared a stock dividend on the Common Stock equal to one share of Common Stock for each 11.99 shares of Common Stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the financial statements for the earnings per share calculation), (b) its Board of Directors redeemed the Rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union, as Rights Agent, for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997, and (c) it will offer to its shareholders, including the Investor, the right to purchase, pro rata, 10 million shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Investor will stand by to purchase any shares of Common Stock offered in the Rights Offering and not purchased by other shareholders of the Company.


            Also in connection with the closing of the Capital Contribution, 3,291,797 stock options were granted to certain key personnel of the Company at an exercise price of $0.30 (the "Key Personnel Stock Opitons"), 1,845,899 of which were exercisable immediately. The balance of the Key Personnel Stock Options generally vest over a three year period and are, under certain circumstances, exercisable through September 22, 2004.

            The recognized gain on the transactions described in Note 2 above (the "Transaction") of $5.2 million represents the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Debt and the Investor Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan and Security Agreement and the costs incurred in connection with the Transaction. This gain will be applied against the Company's net operating loss carryforward which is fully reserved for. Any remaining net operating loss carryforward available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code.

      3. Pursuant to a certain Warrant Purchase Agreement, dated as of September 22, 1997 (the "Purchase Date"), by and between Donald Schupak ("Schupak"), Chairman of the Board of Directors, and the Company, Schupak purchased a warrant (the "Schupak Warrant") to purchase up to 5,372,315 shares of Common Stock, par value $.01 per share, subject to adjustment (the "Warrant Shares") for an aggregate purchase price of $1,611,694.50 (computed on the basis of $.30 a share), subject to adjustment. In consideration of the sale of the Schupak Warrant by the Company to Schupak, Schupak paid the Company $100,000 (the "Warrant Price"). On the Purchase Date, Schupak (x) paid $20,000 of the Warrant Price to the Company in cash and (y) delivered to the Company a seven year promissory note of Schupak in the amount of $80,000 (the "Promissory Note"). The outstanding principal balance of the Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Purchase Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, commencing on the date of effectiveness of an amendment to the Company's Certificate of Incorporation increasing the number of its authorized shares and prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. The value of the Schupak Warrant in the financials is based upon an independent appraisal.

      4. Effective September 18, 1997, the Executive Committee of the Board of Directors of the Company amended the Company's Stock Option Plan to clarify that the Board of Directors retains the discretion to determine the fair value of the Common Stock with respect to periods when the Common Stock is not actively traded on NASDAQ or any other national exchange or under circumstances where significant transactions in the Common Stock have occurred outside traditional trading venues.

            Effective October 1, 1997, a total of 239,943 options were repriced with an exercise price of 62.5 cents. All participants granted options prior to this date, with the exception of certain executives and outside directors, were given the opportunity to

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

            exchange previous grants, which were all originally granted at higher exercise prices (ranging from $1.875 to $4).

            Under provisions of the Company's Stock Option Plan, as a result of the change in control of the Company, 33,265 options which were not vested on or prior to such change of control, have become fully vested.

     5. Effective October 8, 1997 (the "Closing Date"), the Company replaced its former financing arrangements with First Union with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit.

            Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

            On the Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million.

            Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2- 3/4%) .

     6. In accordance with the terms of the Securities Purchase Agreement, upon the Closing Date, the Investor Preferred Stock and the Subordinated Debt were, by their terms, automatically exchanged for
            (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company,
            (b) a seven year warrant to purchase 10

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

            million shares of Common Stock at a per share price of $0.30 (the "Warrants"), and (c) a $3 million aggregate principal amount subordinated note of the Company (the "Remaining Subordinated Debt").

            The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Remaining Subordinated Debt bears interest, commencing on December 22, 1997, at the rate of 8% per annum.

     7. On August 6, 1996, the Company issued its 10% Convertible Preferred Stock (the "10% Cumulative Preferred Stock") having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The 10% Cumulative Preferred Stock was entitled to vote on an as converted basis, and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Holders of the 10% Cumulative Preferred Stock had the right to vote separately as a class for the election of one Director. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of Common Stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205 per share and in June 1997 by issuing 102,881 shares at $1.21 per share. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in lieu of cash was rescinded. The Company did not take action with respect to the dividend payment which was due on September 1, 1997. In connection with the closing of the Capital Contribution, the holder of the 10% Cumulative Preferred Stock exchanged such preferred stock and any accrued but unpaid dividends, for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in the purchase of the securities issued to the Investor on the same terms as the Investor. Thereupon, the 10% Cumulative Preferred Stock was canceled and retired.

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

     8. On May 9, 1997, the Company received notification from the Nasdaq Stock Market, Inc. ("NASDAQ"), that it would delist the Company's common stock from the Nasdaq SmallCap Market effective at the close of business on May 16, 1997 because of the Company's non- compliance with NASDAQ's minimum capital and surplus requirement. The Company appealed NASDAQ's decision, and after an oral hearing held on June 19, 1997, the Company was notified that its appeal had been denied. The Company's common stock was delisted effective June 27, 1997. The Company's common stock is presently traded in the over-the-counter market.

     9. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:


                                    December 28, 1996   September 27, 1997
                                    -----------------   ------------------
                                                           (unaudited)

               Finished goods          $19,742,000          $20,119,000
               Raw materials             5,767,000            4,334,000
               Work-in-process           7,663,000            5,802,000
               Packaging materials         903,000              706,000
                                       -----------          -----------
                                       $34,075,000          $30,961,000
                                       ===========          ===========

     10. The Company is party to certain legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

     11. The Company's income tax provision rates differed from federal statutory rates due to the change in valuation allowance and the effect of state taxes for the three and nine months ended September 1997 and 1996. The breakdown of income tax expense between current tax expense and deferred tax expense is not available for the three months ended September 1996 and 1997. No allocation between current and deferred income taxes was made during the three and nine months ended September 1997 and 1996, as such amounts would not be considered material to the Company's consolidated financial position.

            The Company has been selected for audit by certain Federal and foreign tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability from these audits will not materially affect the consolidated financial position or results of operations of the Company.

     12. Effective April 15, 1997, the Company curtailed participation in and froze the accrual of benefits under the Pennaco Hosiery Division of Danskin, Inc. Hourly Employees' Pension Plan (the "Pension Plan"). Because of the curtailment, no person who is not presently a "Participant" (as defined) in the Pension Plan, may become a participant after April 15, 1997 and no "Credited Service" (as defined) shall be granted to any participant after such date. Therefore, the Company will not accrue any additional liability under the Pension Plan.

     13. Non-recurring charges of $300,000 consisted of certain executive employee severance costs.

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

     14. The following Unaudited Pro Forma Consolidated Balance Sheet as of September 27, 1997 of the Company is based on the Consolidated Balance Sheet of the Company included elsewhere in this quarterly report on Form 10-Q, adjusted to give effect to the transactions described herein as if they had all occurred at September 27, 1997.

         Danskin, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)
         ------------------------------------------

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 27, 1997

                                                                                    PROFORMA
                                                                HISTORICAL         ADJUSTMENTS         PROFORMA
                                                                ----------         -----------         --------
ASSETS
------
CASH                                                              2,057                                2,057
ACCOUNTS RECEIVABLE                                              19,297                               19,297
INVENTORY                                                        30,961                               30,961
OTHER CURRENT ASSETS                                              2,469                                2,469
                                                                  -----                                -----
  TOTAL CURRENT ASSETS                                           54,784                               54,784
                                                                 ------                               ------

NET FIXED ASSETS                                                  7,993                                7,993
DEFERRED FEES                                                     1,255                 (859)(2)         396
OTHER ASSETS                                                        466                                  466
                                                                    ---                                  ---
  TOTAL ASSETS                                                   64,498                 (859)         63,639
                                                                 ------                 ----          ------


LIABILITIES & EQUITY
ACCOUNTS PAYABLE                                                  7,976                                7,976
ACCRUED EXPENSES                                                 12,583                               12,583
REVOLVING LOAN PAYABLE                                           12,712                               12,712
                                                                 ------                               ------
  TOTAL CURRENT LIABILITIES                                      33,271                               33,271
                                                                 ------                               ------

SUBORDINATED DEBT                                                15,000              (12,000)(1)       3,000
LONG TERM DEBT                                                   10,000                               10,000
ACCRUED PENSION COSTS                                             2,504                                2,504
POST RETIREMENT                                                     211                                  211
                                                                    ---                                  ---
  TOTAL LONG TERM LIABILITIES                                    27,715              (12,000)(1)      15,715
                                                                 ------              ------- --       ------

  TOTAL LIABILITIES                                              60,986              (12,000)(1)      48,986
                                                                 ------              ------- --       ------

SERIES C CONVERTIBLE PREFERRED STOCK                                244                 (244)(1)           0

SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK                                       11,141 (2)      11,141
                                                                                                      ------

COMMON STOCK                                                         96                                   96
ADDITIONAL PAID IN CAPITAL                                       19,959                               19,959
WARRANTS OUTSTANDING                                                  0                  244 (1)         244
ACCUMULATED DEFICIT                                             (14,207)                             (14,207)
ACCUMULATED TRANSLATION ADJUSTMENT                                  (15)                                 (15)
MINIMUM PENSION LIABILITY ADJUSTMENT                             (2,565)                              (2,565)
                                                                 ------                               ------
  TOTAL EQUITY                                                    3,268                  244 (1)       3,512
                                                                  -----                  --- --        -----


TOTAL LIABILITIES AND EQUITY                                     64,498                 (859)         63,639
                                                                 ------                 ----          ------

                          Notes to Unaudited Pro Forma
                           Consolidated Balance Sheet

(1) The Pro Forma adjustments reflect the exchange of the Investor Preferred Stock and $12 million of the Subordinated Debt for the Warrant and the Series D Stock.

(2) Pro Forma Series D Stock has been shown net of the deferred equity costs.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

      Results of Operations
      ---------------------

      Comparison of the Three and Nine months of Year Ended December 1997 with the Three and Nine months of Year Ended December 1996.

      Net Revenues:

      Net revenues amounted to $32.7 million for the three months ended September 1997, a decrease of $2.1 million, or 6.0%, from the prior year three months ended September 1996. Net revenues for the nine months ended September 1997 amounted to $93.0 million, a decrease of $2.9 million, or 3.0%, from $95.9 million the same prior year period. Wholesale revenues for the Company decreased $1.8 million for the three month period and declined $2.3 million for the nine month period. Retail volume decreased $0.3 million for the three month period ending September 1997 and $0.6 million for the nine month period ending September 1997.

      Danskin activewear net revenues, which includes the Company's retail operations, amounted to $22.5 million for the three months ended September 1997, an increase of $0.1 million, or 0.4%, from $22.4 million in the prior three months ended September 1996, and increased $3.2 million, to $63.8 million, or 5.3%, for the nine month period ended September 1997 over the same prior year period. Comparable retail store sales declined 11.9% for the three months ended September 1997 and declined 9.1% for the nine month period ending September 1997. The Company continues its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings.

Item 2.  Managements' Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


      Pennaco legwear net revenues amounted to $10.2 million for the three months ended September 1997, a decline of $2.2 million, or 17.7%, from the three months ended September 1996, and declined $6.1 million, or 17.3%, to $29.2 million for the nine month period ending September 1997 from the same prior year period. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade.

      Gross Profit:

      Gross profit decreased by $0.8 million, or 6.5%, to $11.6 million in the three months ended September 1997 from $12.4 million in the prior year period, and declined $1.6 million, or 4.8%, to $31.8 million for the nine month period ended September 1997 from the prior year period. Gross profit as a percentage of net revenues remained relatively flat in the three months ended September 1997, but decreased to 31.8% for the nine months ended September 1997 from 33.4% in the same prior year period.

      Gross margins for activewear were 38.7% for the three months ended September 1997 versus 41.1% for the three months ended September 1996, and 37.8% for the nine month period ended September 1997 versus 39.6% for the same prior year period. This three and nine month decrease was primarily attributable to closeout sales, customer markdown allowances from prior seasons and incremental private label programs.

      Legwear gross profit increased to 28.4% in the three months ended September 1997 from 25.8% in the prior period, but declined to 26.4% for the nine month period ending September 1997 as compared to 26.6% for the same prior year period. The September quarter increase is primarily due to improved margins in the Anne Klein brand. The nine month decrease of 0.2% is mainly due to closeout sales and the phasing out of a former licensed brand.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses, which include retail store operating costs, decreased by $0.3 million, or 2.9%, to $10.2 million, or 31.2% of net revenues, in the three months ended September 1997, from $10.5 million, or 30.2% of net revenues for the three month period ending September 1996. For the nine month period ending September 1997, selling, general and administrative expenses decreased $1.3 million, or 4.1%, to $30.2 million, or 32.5% of net revenues compared to $31.5 million or 32.8% of net revenues for the nine month period ending September 1996. Selling, general and administrative expenses, excluding retail store operating costs, decreased $1.7 million, or 7.4%, to $21.4 million, or 23.0% of net revenues, in the nine months ended September 1997, from $23.1 million, or 24.1% of net revenues in the same prior year period. The wholesale decrease in the September 1997 nine month period was principally a result of a reduction in print advertising costs, lower compensation expenses and a reduction in distribution costs.

      Operating Income/Loss:

      As a result of the foregoing, income from operations (i.e., income before interest expense, non-recurring charges, extraordinary items and income taxes) amounted to $1.4 million for the three months

Item 2. Managements' Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      ended September 1997, a decline of $0.5 million from the income of $1.9 million for the three month period ending September 1996. For the nine month period ending September 1997, the Company generated operating income of $1.6 million compared to $1.9 million for the same prior year period. The Danskin wholesale business accounted for the majority of the operating income for the three and nine month periods.

      Interest Expense:

      Interest expense amounted to $1.3 million for the three months ended September 1997 and $1.2 million for the three months ended September 1996, and $3.7 million for the nine month period ending September 1997 and $3.6 million for the nine month period ending September 1996. The Company's effective interest rate was 11.0% and 10.4% for the three months ended September 1997 and September 1996, and 11.0% and 10.5% for the nine months ended September 1997 and 1996, respectively. Increase of the effective interest rate over the prior year is principally due to the conversion of the 8% subordinated convertible debentures to equity.

      Non-recurring Charges:

      Non-recurring charges were $0.3 million for the three and nine month period ending September 1997. These charges consisted of certain executive employee severance costs.

      Extraordinary Gain From Early Retirement of Debt:

      The Company recognized a gain of $10.0 million, offset by the write-off of deferred financing fees associated with the First Union Loan and Security Agreement of $2.6 million and direct costs of the transaction of $2.2 million, for the three and nine month period ending September 1997. The extraordinary gain is attributable to the discount associated with the early retirement of the First Union Term Loan of $21.3 million per the Letter Agreement dated August 28, 1997. This gain will be applied against the Company's net operating loss carryforward which is fully reserved for.

      Income Tax Provision (Benefit):

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the change in the deferred tax valuation allowance and the effect of state taxes for the three and nine months ended September 1997 and September 1996. The Company's deferred tax balance was $0 at both September 1997 and December 1996.

      Net Income (Loss):

      As a result of the foregoing, net income was $4.8 million for the three months ended September 1997, an increase of $4.3 million from a $0.5 million net income in the three months ended September 1996, and $2.1 million for the nine month period ending September 1997, an improvement of $4.1 million from the nine month period ending September 1996.

      Liquidity and Capital Resources

      The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory, accounts receivable, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      of liquidity have been from bank financing, issuance of convertible securities, vendor credit terms and internally generated funds.

      Net cash flow used in operations improved by $1.5 million to $4.4 million for the nine months ended September 1997, from a use of cash from operations of $5.9 million in the nine months ended September 1996, principally attributable to decreases in both legwear and activewear inventory levels offset by an increase in accounts receivables. After $0.2 million used in capital expenditures and the net effect of the capital infusion of Danskin Investors, LLC (the "Investor"), a company newly formed by an investment group led by Onyx Partners, Inc., the Company's cash position increased $0.9 million to $2.1 million for the nine month period ending September 1997.

      Working capital decreased $3.1 million to $21.5 million at September 1997 from $24.6 million at December 1996. Accounts receivable increased by $3.2 million, inventory levels decreased by $3.1 million and accounts payable decreased by $1.7 million offset by an increase of $2.7 million in the revolving loan balance and an increase in accrued expenses related to the equity deal consummation of the transactions contemplated by the Securities Purchase Agreement.

      On May 19, 1997, the Company and the Investor entered into an agreement pursuant to which, under certain circumstances, the Investor would make an equity investment in the Company.

      On March 27, 1997, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement (the "First Union Loan and Security Agreement") with First Union National Bank ("First Union") which , among other matters, required the Company to pay First Union an additional equity fee of $3,000,000 in 2002 (the "Additional Equity Fee"), unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997. By Letter Agreement, dated as of June 17, 1997, First Union extended this August 31, 1997 deadline to December 1, 1997. In addition, by letter dated July 2, 1997, First Union (i) waived compliance with the covenant requirements relating to sales of inventory, and (ii) amended the financial covenants of the First Union Loan and Security Agreement. Availability under the First Union Loan and Security Agreement in excess of utilization was $3,398,000 as of September 27, 1997.

      On August 28, 1997, First Union, the Company and the Investor entered into a letter agreement which among other things, provided for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the First Union Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan") , (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and (iii) the disposition of the warrants ( the "Warrants") issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union.

      On August 28, 1997, the Company also agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor would make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor would (i) contribute the $21.265 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, it was agreed that the Investor would receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility, and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Memorandum of Understanding further provided that the Company would repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit facility (the "New Revolving Credit Facility") and term loan (the "New Term Loan") to be provided by a new lender.

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      The conditions to the closing of the purchase of the Term Loan included, among others, requirements that (i) the Investor shall have (x) entered into an intercreditor agreement with First Union providing for the subordination of the Company's obligations to the Investor under the Term Loan, the collateral securing such obligations, and any new debt securities issued by the Company to the Investor, to the Company's obligations under the Revolving Credit Facility, and (y) made a $4 million cash equity or interim debt investment in the Company and (ii) the Company shall have (a) provided a release to First Union, and (b) entered into an amendment to the First Union Loan and Security Agreement as described below. All deferred or accrued and unpaid interest, fees (other than the Additional Equity Fee) and expenses owed by the Company to First Union in connection with the Term Loan were to be paid at the closing of the Investor's purchase of the Term Loan (the "Term Loan Closing"). In addition, the Company was obligated to pay First Union a fee of $250,000 in connection with the transaction.

      Pursuant to certain letter agreements, First Union, subject to the terms and provisions of the First Union Loan and Security Agreement, agreed to make overadvances (collectively, the "Overadvance") available to the Company in varying amounts up to a maximum aggregate principal amount equal to $1,500,000 at any one time outstanding for borrowings on or before August 28, 1997. First Union also agreed to continue to make the Overadvance available to the Company in varying amounts up to a maximum aggregate principal amount not to exceed $2.0 million through October 31, 1997.

      On September 22, 1997, the Company consented to the assignment to the Investor of approximately $21.265 million face amount (the "Loan Amount") of the Company's term loan obligations owing to First Union. In addition, at the Term Loan Closing, the Revolving Credit Facility was amended to, among other things, (i) adjust the applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998 and (iii) eliminate the Additional Equity Fee.

      In accordance with the terms of a certain Securities Purchase Agreement, dated September 22, 1997, entered into by the Company and the Investor (the "Securities Purchase Agreement"), the Investor, and certain other persons, contributed to the Company in the aggregate (a) the Loan Amount and (b) $4 million (together, the "Capital Contribution") in exchange for
      (i) the Subordinated Debt and (ii) the Investor Preferred Stock (together with the Subordinated Debt, the "Securities") of the Company. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth to the Company in exchange for a portion of the Securities.

      In connection with the closing of the Capital Contribution, the Board of Directors of the Company accepted the resignations of Patricia Patterson, John Burden and Edwin Dean as directors of the Company and elected Andrew Astrachan, Nina McLemore, Gabriel Brener and James P. Jalil as directors.

      In connection with the closing of the Capital Contribution, the Board of Directors approved amendments to both the Certificate of Incorporation and the By-laws of the Company to effectuate agreements reached between the Company and the Investor, including, among other things, increasing the number of authorized shares of its common stock to 100,000,000 and removing the provisions for a classified Board of Directors (the "Certificate Amendments").

      In addition, in connection with the closing of the Capital Contribution, the Company announced that (a) its Board of Directors declared a stock dividend on the common stock of the Company equal to one share of common stock for each 11.99 shares of common stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the accompanying financial statements for the earnings per share calculation),(b) its Board of Directors redeemed the Rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union Bank, as Rights Agent, for $.01 per right in cash to holders of common stock held of record as of the close of business on

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      September 22, 1997, and (c) it will offer to its shareholders, including the Investor, the right to purchase, pro rata, 10 million shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Investor will standby to purchase any shares of common stock offered in the Rights Offering and not purchased by other shareholders of the Company.

      Also in connection with the closing of the Capital Contribution, 3,291,797 stock options were granted to certain key personnel of the Company at an exercise price of $0.30 (the "Key Personnel Stock Options"), 1,845,899 of which were exercisable immediately. The balance of the Key Personnel Stock Options generally vest over a three year period and are, under certain circumstances, exercisable through September 22, 2004.

      The recognized gain on the transactions described above (the "Transaction") of $5.2 million represents the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Debt and the Investor Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan and Security Agreement and the costs incurred in connection with the Transaction. This gain will be applied against the Company's net operating loss carryforward which is still fully reserved for. Any remaining operating loss carryforward available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code.

      Pursuant to a certain Warrant Purchase Agreement, dated as of September 22, 1997 (the "Purchase Date"), by and between Donald Schupak ("Schupak"), Chairman of the Board of Directors, and the Company, Schupak purchased a warrant (the "Warrant") to purchase up to 5,372,315 shares of Common Stock, par value $.01 per share, subject to adjustment (the "Warrant Shares") for an aggregate purchase price of $1,611,694.50 (computed on the basis of $.30 a share), subject to adjustment. In consideration of the sale of the Warrant by the Company to Schupak, Schupak paid the Company $100,000 (the "Warrant Price"). On the Purchase Date, Schupak (x) paid $20,000 of the Warrant Price to the Company in cash and (y) delivered to the Company a seven year promissory note of Schupak in the amount of $80,000 (the "Promissory Note"). The outstanding principal balance of the Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Purchase Date. The Warrant may be exercised, in whole at any time or in part from time to time, commencing on the date of effectiveness of an amendment to the Company's Certificate of Incorporation increasing the number of its authorized shares and prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. The value of the Schupak Warrant in the financials is based upon an independent appraisal.

      Effective September 18, 1997, the Executive Committee of the Board of Directors of the Company amended the Company's Stock Option Plan to clarify that the Board of Directors retains the discretion to determine the fair value of the Common Stock with respect to periods when the Common Stock is not actively traded on NASDAQ or any other national exchange or under circumstances where significant transactions in the Common Stock have occurred outside of traditional trading venues.

      Effective October 1, 1997, a total of 239,943 options were repriced with an exercise price of 62.5 cents (the fair market value on such date). All participants granted options prior to this date, with the exception of certain executives and outside directors, were given the opportunity to exchange previous grants, which were all originally granted at higher exercise prices (ranging from $1.875 to $4).

      Under provisions of the Company's Stock Option Plan, as a result of the change in control of the Company, 33,265 options which were not vested on or prior to such change of control, have become fully vested.

      Effective October 8, 1997 (the "Closing Date"), the Company replaced its former financing arrangements with First Union with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit.

      Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

      On the Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million.

      Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2-3/4%).

      In accordance with the terms of the Securities Purchase Agreement, upon the Closing Date, the Investor Preferred Stock and the Subordinated Debt were, by their terms, automatically exchanged for (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company, (b) a seven year warrant to purchase 10 million shares of Common Stock of the Company at a per share price of $0.30 (the "Warrants"), and (c) a $3 million aggregate principal amount subordinated note of the Company (the "Remaining Subordinated Debt").

      The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31,1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Remaining Subordinated Debt bears interest, commencing on December 22, 1997, at the rate of 8% per annum.

      On August 6, 1996, the Company issued its 10% Convertible Preferred Stock (the "10% Cumulative Preferred Stock") having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The 10% Cumulative Preferred Stock was entitled to vote on an as converted basis, and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Holders of the 10% Cumulative Preferred Stock had the right to vote separately as a class for the election of one Director. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205 per share and in June 1997 by issuing 102,881 shares at $1.21 per share. The Company did not take action with respect to the dividend payment which was due on September 1, 1997. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in lieu of cash was rescinded. In connection with the closing of the Capital Contribution, the holders of the 10% Cumulative Preferred Stock exchanged such preferred stock and any accrued by unpaid dividends for 3,436,214 shares of Common Stock certain other rights, including the right to participate in the purchase of the securities issued to the Investor on the same terms as the Investor. Thereupon, the 10% Cumulative Preferred Stock was canceled and retired.


      Strategic Outlook

      The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels for distribution. Further, the Company is taking steps to evaluate its long term business prospects in the contracting sheer hosiery market, amid increased retailer demands for responsiveness. The Company intends to expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin(R) name for additional product categories, and open additional full price Danskin(R) stores.

      There can be no assurance that the Company will be able to implement this strategy, particularly given the difficulty of predicting hosiery operations or, if implemented, that this strategy will be successful.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

      See Note 10 in the Notes to Consolidated Condensed Financial Statements in
      Part I - Financial Information of this quarterly report on Form 10-Q.

Item 2.  Changes in Securities and Uses of Proceeds
         ------------------------------------------

      The following is a description of all sales of equity securities by the Company during the quarterly period ended September 27, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such sales were private placements made in reliance upon the exemption provided by Section 4(2) of the Securities Act, and no underwriters were involved in such placements.

      On September 22, 1997, pursuant to the terms of the Securities Purchase Agreement between the Company and the Investor, the Investor, and certain other persons, contributed to the Company the Capital Contribution in exchange for the Subordinated Debt and the Investor Preferred Stock. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth ("BFG") to the Company in exchange for a portion of the Subordinated Debt and the Investor Preferred Stock. In connection with the closing of the Capital Contributions, BFG exchanged the 10% Cumulative Preferred Stock of the Company held by it for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in purchase of the Subordinated Debt and the Investor Preferred Stock on the same terms as the Investor.


      The terms of the Investor Preferred Stock provided that holders thereof had, among other rights, the right to elect four of nine directors to the Board of Directors of the Company.

      In accordance with the terms of the Securities Purchase Agreement, on the Closing Date, the Investor Preferred Stock and the Subordinated Debt were, by their terms, automatically exchanged for (a) 2,400 shares of the Series D Stock, (b) a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $.30 (the "Warrants") and (c) a $3 million aggregate principal amount subordinated note of the Company. The Series D Stock is convertible, at the option of the holder, and in certain circumstances, mandatorily, at an initial conversation rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, and a per share conversion price of $.30, each of which is subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date of its issuance, such stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of the Series D Stock), plus (y) all accrued and unpaid dividends on shares of such stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock at a conversion price of $.30 per share.

      The terms of the Warrants provide that they may be exercised, in whole at any time or in part from time to time, commencing on the Closing Date and prior to the close of business on the seventh anniversary thereof. The initial aggregate warrant price of $3,000,000 and the initial per share warrant price is $.30 per share, each of which is subject to certain anti-dilution adjustments. The aggregate warrant price and the per share warrant price may be paid (a) in cash, (b) by surrender to the Company of shares of Common Stock with a fair value on the date of exercise that is equal to the aggregate warrant price or per share warrant price, as the case may be, in respect of the number of Warrants exercised, (c) by surrender to the Company of warrants or (d) by a combination of (a), (b) and (c). The holder of the Warrants also has the right (the "Conversion Right") to convert the Warrant or any portion thereof into shares of Common Stock, but only if, at the time of such conversion, the per share warrant price shall be less than the current market price per share of Common Stock and the Warrants shall otherwise be exercisable.

      As described above, the Capital Contribution in exchange for which the Investor Preferred Stock and the Subordinated Debt were issued was used to reduce the amount of the Company's obligations to First Union pursuant to the term loan portion of the First Union Loan and Security Agreement.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------

         None.

     (b) Form 8-K
         --------

         Form 8-K dated October 8, 1997
         Form 8-K dated September 22, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DANSKIN, INC.


     November 11, 1997                          By: /s/Mary Ann Domuracki
                                                    ----------------------------
                                                Mary Ann Domuracki
                                                Chief Executive Officer

     November 11, 1997                          By: /s/Beverly Eichel
                                                    ----------------------------
                                                Beverly Eichel
                                                Executive Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)