Form 10-K
period 1997-12-27
DANSKIN INC
filed 1998-03-27
CIK 889299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997.

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

      As of March 1, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $15,762,694. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted by the National Quotation Bureau on such date.

      As of March 1, 1998, there were 10,088,124 shares of the registrant's Common Stock outstanding, excluding 1,083 shares held by a subsidiary.

      Unless the context indicates otherwise, the term "Company" refers to Danskin, Inc. and, where appropriate, one or more of its subsidiaries.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                        DANSKIN, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page

PART I

  Item 1.   Business                                                        3
  Item 2.   Properties                                                      9
  Item 3.   Legal Proceedings                                              10
  Item 4.   Submission of Matters to a Vote of Security Holders            10


PART II

  Item 5.   Market for the Registrant's Common Stock and
                  Related Stockholder Matters                              11
  Item 6.   Selected Consolidated Financial Data                           12
  Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      16
  Item 8.   Financial Statements and Supplementary Data
  Item 9.   Changes in and Disagreements with Accountants on               26
                  Accounting and Financial Disclosure                      26


PART III

  Item 10.  Directors and Executive Officers of
                  the Registrant                                           27
  Item 11.  Executive Compensation                                         30
  Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management                                           36
  Item 13.  Certain Relationships and Related Transactions                 38


PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                      38

SIGNATURES                                                                 44

CONSOLIDATED FINANCIAL STATEMENTS                                       F4-F7

FINANCIAL STATEMENT SCHEDULES                                          F8-F27

                                     PART I

ITEM 1.  BUSINESS

      The Company designs, manufactures and markets several leading brands of women's activewear, dancewear and legwear. Danskin(R), Dance France(R) and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures the Givenchy(R) and Anne Klein(R) women's legwear brands pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions: Danskin Division for activewear and Pennaco for legwear.

      Danskin(R) is a leading brand of women's activewear, legwear, and dancewear in the United States, enjoying a brand awareness factor of over 82% among American women. The Company manufactures and sells activewear, dancewear and legwear to girls and women under the Danskin(R) label and to large-size women under the Danskin Plus(R) label. Although known for its design of seasonal fashion offerings and its wide range of colors, currently approximately 65% of the Danskin Division's net revenues are attributable to basic styles, with black being the most popular color. The Company currently licenses the Danskin(R) brand to manufacturers of women's underwear, children's socks and cycling wear. The Danskin Division produces over 80% of its activewear products at its plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. Manufacturing domestically allows the Company to respond to customer orders quickly and also allows its designers to respond quickly to market trends.

      Pennaco hosiery is widely recognized for its quality, fit and innovation. Pennaco is one of the oldest manufacturers of hosiery in the United States and the second largest supplier of sheer hosiery to domestic, full line department stores and apparel specialty stores, as well as being the leading supplier of private label hosiery to these stores. The Company markets Round-the-Clock(R), which has been in the market since 1919, as well as two licensed brands of hosiery: Givenchy(R) and Anne Klein(R).

      The Company operates three full-priced stores and 45 outlet stores in 22 different states. The Company's outlet stores, in addition to offering in-line merchandise, provide a distribution channel for irregular and excess inventory. The Company presently anticipates closing certain unprofitable outlet stores and selectively opening full price stores during the next two years.

Strategy

      The Company's market includes products intended for women's activewear, dancewear and legwear. The Company has developed a diversified portfolio of quality branded and private label products (1) that can be offered to consumers at varying price points through its channels of distribution. The Company's objectives are (i) to expand its portfolio of products in order to become a complete activewear and legwear resource by capitalizing on the strong name recognition of its proprietary and licensed brands and (ii) to expand its distribution channels for activewear through department stores and through international channels of distribution. Key elements of the Company's strategy include the following:

--------
(1)/ Danskin(R), Danskin Plus(R), Dance France(R) and Round-the-Clock(R) are registered trademarks of Danskin, Inc.
      Givenchy(R) is a registered trademark of Givenchy S.A.
      Anne Klein(R) is a registered trademark of Anne Klein & Company. Christian Dior(R) is a registered trademark of Christian Dior S.A. Lycra(R) is a registered trademark of E.I. DuPont de Nemours & Co., Inc.

Expansion of Danskin(R) Product Lines

      The Company introduced a variety of new activewear products in 1997. This expansion has included sports bras and outerwear designed for outdoor activities such as walking and hiking. This expansion of product lines exemplifies the Company's strategy to take the Danskin(R) brand beyond the gym and dance studio and into a woman's total active lifestyle. Due to the strength of the Danskin(R) name, the Company has expanded its product offerings in categories such as fleece and outerwear, which complement its traditional strength in stretch bodywear and legwear. The Company believes that this strategy will facilitate the Company's ability to sell a full line of clothing products to retail customers and to have Danskin(R) brand products offered for sale in many more departments in department stores.

International Sales Expansion

      The Company believes that the Danskin(R) brand enjoys strong recognition in many foreign markets, including Canada, Germany, England, Australia and Holland. Accordingly, the Company has targeted international markets as a potential significant source of growth. It generally approaches this market through distributors, although it distributes directly in Canada and is considering direct distribution in other foreign countries as well. Export net sales over the past three full fiscal years were $6.2 million for Fiscal 1995, $6.7 million for Fiscal 1996 and $6.3 million for Fiscal 1997.

Licensing of Danskin(R) Name

      The Company currently licenses the Danskin(R) brand to manufacturers of women's and girls underwear, children's socks and cycling wear. The Company believes that there is an opportunity to license the Danskin(R) name for additional product categories, such as children's sportswear, swimwear, sunglasses, watches, personal care products and outerwear. The Company believes that selective licensing enhances the value of its brands, by expanding the opportunities for retail purchases of its brands, affording cross-marketing and merchandising opportunities and providing additional product categories for sale in Company-owned stores.

Store Strategy

      Outlet Stores. The Company is evaluating the performance of selected locations and is attempting to renegotiate the leases on certain underperforming outlet stores and is limiting the number of new outlet stores it opens each year. In addition, in order to improve the operating performance of its outlet stores, the Company has changed the stores' merchandise mix and ordering practices and now provides for the automatic replenishment of product as determined by model stock levels.

      Full Price Retail Stores. In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. Since 1991, the Company has operated a full price retail store in Santa Monica, California, under the Dance France(R) name. The Company believes that the Danskin(R) name recognition of over 82% among American women and the brand's reputation for fit, comfort and durability provide the Company with an opportunity to open additional full price Danskin(R) stores in freestanding metropolitan and upscale mall locations. These stores offer the Company's consumers a wider assortment of Danskin(R) merchandise by carrying an inventory of approximately 1,500 SKU's (stock keeping units), contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(R) products. In addition to opening a new channel of distribution for the Company's products, the Company believes these stores are an effective form of consumer advertising and help "showcase" the full assortment of its activewear merchandise. The Company believes there are ample opportunities for selective national expansion of its full price retail strategy. The Company presently intends to selectively open full price retail stores over the next two years.

Establishment of  the Company as a Complete Legwear Resource

      Pennaco is the number two hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and enjoys a reputation for the fit and quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also the major supplier of private label sheer hosiery sold by these department stores. The Company has developed initiatives for each of its legwear brands to penetrate new market niches. These include the further expansion of Anne Klein(R) trouser socks to take advantage of the Anne Klein(R) presence on the main floor of department stores. Recognizing the trend towards more casual dressing, the Company intends to increase its casual business, including socks and tights, which currently account for approximately 10% of shipments, to 30%. It has launched a Danskin(R) sock and tights line and an Anne Klein(R) sock and tights line.

Market Segmentation

Activewear

      The Company sells its activewear products to approximately 6,000 accounts, representing over 12,000 stores. These products are targeted towards different segments of the wholesale market. Danskin(R) and Danskin Plus(R) (activewear for the large sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Jumbo Sports and Oshman's Sporting Goods, full line department stores, including Dillard's, Nordstrom, Lord & Taylor, Federated Department Stores (including Burdine's and Macy's) and Belk Stores, and many smaller sporting goods and specialty stores. The Company intends to enhance its product offerings to gain additional penetration in the activewear market in department stores.

Legwear

      The Company sells its legwear products to approximately 1,870 accounts, representing over 2,500 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's and Bloomingdale's), May Co. stores (including Kaufmans, Filenes, Hecht, Famous Barr, Robinson May, Foleys, Meier and Frank and Lord & Taylor), Mercantile Stores, Dillards, Dayton Hudson - Marshall Field's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Carson Pirie Scott and Talbot's (including its catalog). The Company provides a diversity of legwear products to its customer base at each price/quality level, and seeks market niches for product expansion. Within the legwear market, the market is divided principally by retail price points, with designer brands, such as Anne Klein(R) and Givenchy(R), occupying the upper price point positions with generally higher gross margins, non-designer brands, such as Round-the-Clock(R), occupying the middle price point positions and private label products at varied price points, depending upon the retailer's brand image.

Products

Activewear

      The Company designs, manufactures and markets several leading brands of women's and girl's activewear (including bodywear, cover-ups and outerwear) and dancewear under the Danskin(R) and Dance France(R) labels. Dance France(R) is the Company's line of high fashion bodywear offering finer fabrics, textures and prints, and is primarily directed to specialty stores at higher price points.

      Danskin realizes approximately 65% of activewear revenues from basic styles, with black being the single most popular color. Activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or colors. In an effort to improve margins and minimize operating complexity, the Company continually reviews and eliminates low-volume SKU's from its product offerings. The total number of SKU's for activewear is approximately 5,000.

      Danskin(R) activewear products sell at retail prices ranging from $4.50 to $64.

Legwear

      Pennaco is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and legwear to domestic, full line department stores and apparel specialty stores and the major supplier of private label hosiery to these stores. Approximately 40% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand, Round-the-Clock(R), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex (Lycra(R)) yarns to hosiery.

      Recognizing the trend towards more casual dressing, the Company launched a Danskin(R) sock and tight line, as well as an Anne Klein(R) sock and tight line, and its own line of Round-the-Clock(R) trouser socks.

      The Company also manufactures and sells two licensed brands of hosiery:
Givenchy(R) and Anne Klein(R), which represented approximately 22% and 8% of legwear revenues, respectively for the fiscal year ended December 27, 1997. Givenchy(R) has been a leading brand since its introduction by Pennaco in 1979. The license agreement with Givenchy Corporation covers the United States, Canada and Mexico and expires on December 31, 1998. Anne Klein(R) legwear was initially launched during 1991. The license with Anne Klein & Company expires on December 31, 1998, and covers the United States, certain other countries and duty-free shops throughout most of the world. The Company also formerly licensed the Christian Dior(R) brand under a license agreement, which it allowed to expire at the end of 1996. See "--Litigation."

      Anne Klein(R) sheer hosiery retails in a price range of $11.00 to $16.00, Givenchy(R) in a price range of $4.50 to $19.00 and Round-the-Clock(R) in a price range of $3.75 to $12.50.

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

Store Operations

Full Price Retail

      In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. Since 1991, the Company has also operated a full price retail store in Santa Monica, California, originally under the Dance France(R) name and presently under the Danskin(R) name. These stores are designed exclusively for women and offer a wide assortment of Danskin(R) products. By adding new, higher priced Danskin(R) products, such as sweaters and outerwear, the Company has raised the average amount of a retail transaction in its stores. It also believes that the full price store concept will be applicable in other major metropolitan areas and in selected upscale mall locations in the United States, and it presently intends to further test that concept by selectively opening new full price retail locations in the next two years.

      The Company's New York City and South Beach stores cover 2,500 square feet each and the Santa Monica store covers approximately 1,100 square feet. The Company presently anticipates that any full price stores opened in the future would range in size from approximately 1,500 to 2,000 square feet each. The Company estimates that capital expenditures for each store of this size range will average approximately $400,000, and that each such store will require approximately $150,000 of inventory.

Outlets

      The Company currently operates 45 outlet stores located in 22 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,100 to 12,000 square feet, with the average being approximately 5,400 square feet. These stores traditionally have provided a channel of distribution for closeout merchandise. The Company has taken steps, which have improved inventory turns and margins for its outlet stores. See "--Strategy -- Store Strategy -- Outlet Stores."

Operations

Activewear

      The Company manufactures over 80% of its activewear products at its 275,000 square foot plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. Manufacturing domestically allows the Company to respond to customer orders quickly and also allows its designers to respond quickly to market trends, thus enabling the Company to defer authorization of fabric cutting until product samples have been seen by buyers. In order to complement the York plant, the Company has acquired a sewing facility in Mexico, operating under NAFTA, that currently produces activewear products with lower costs on a contract basis. This facility provides the activewear plant with expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. In addition, as the Company progresses in its strategy of diversification of its activewear product offerings, it expects to source an increasing proportion of total production through offshore contractors. Specifically, the Company recently entered into an agreement with Li & Fung (Trading) Limited ("Li & Fung"), pursuant to which Li & Fung has agreed to act as a non-exclusive buying agent of the Company, to assist the Company in purchasing merchandise in certain foreign countries.

      The York plant has a dyeing facility, which enables the Company to hold basic garments in an undyed state and then to dye them when customer orders are received, thereby minimizing inventory risk and inventory levels. The Company is also able to do its own screen printing at this facility. Distribution of activewear is made from the Company's distribution center in York, Pennsylvania.

Legwear

      The Company manufactures its hosiery in its 281,000 square foot facility in Grenada, Mississippi. The facility's current capacity is approximately 50,000 dozen pairs per week, and the Company is currently producing approximately 25,000 dozen pairs per week. Actual production varies according to seasonal requirements. The plant operates over 500 high-speed knitting machines and has a state-of-the-art dyeing facility that has helped make Pennaco a recognized leader in the industry for its fashion and color offerings. Legwear distribution facilities are also located in Grenada, Mississippi.

      The Company continues to process a substantial and increasing portion of its customer orders through EDI programs, which permit the electronic receipt of purchase orders and, in some cases, the electronic transmission of invoices. In addition, the Company has established a "New Quick Response Program" for certain high volume styles, which has enhanced its EDI replenishment capabilities and has enabled it to ship products within five days of receiving an order.

Sales and Marketing

      The Company's domestic sales force presently consists of approximately 35 sales people; 20 of whom are responsible for marketing the Company's activewear product lines and 15 of whom are responsible for marketing the Company's legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores. The Company periodically reviews the structure of its sales force and makes adjustments based on the Company's needs.

      Export sales are generally made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(R) activewear directly.

      The Company emphasizes its commitment to customer service through a staff of approximately 150 area representatives, located throughout the country, whose principal responsibility is field merchandising of legwear products in department stores. These representatives are present in the stores during peak consumer traffic periods; they merchandise the selling fixtures, instruct store personnel about effective selling, conduct seminars, interact directly with consumers and are available to support in-store events and promotions, all with the goal of maximizing sales of the Company's products. To a lesser extent, they also merchandise the Company's activewear products in department stores and certain sporting goods stores.

      One of the Company's principal promotional vehicles for activewear is its title sponsorship and ownership of the Danskin(R) Womens Triathlon Series, an annual series of triathlon competitions for women. The Company uses the Series as a promotional event for both retailers and consumers, offering seminars at retail stores for participants prior to the race event in each location. The Company further evidences its support of women's programs by donating all of the triathlon entry fees to the Susan G. Komen Breast Cancer Foundation.

      The Company sponsors "Team Danskin," a group of world class women athletes from a variety of sports. The rising level of participation by women in all sports has prompted Danskin to expand its fitness apparel offerings in recent years and to direct more of its marketing efforts toward these consumers. The Team Danskin members help the Company's designers create products suitable for each of their sports. They are selected not only for their accomplishments but also for their communications skills. All are expected to appear at in-store promotions and trade shows. The current active Team Danskin members include, in addition to Nadia Comaneci and Kerri Strug (gymnastics), Candace Cable (physically challenged downhill skier) and Nicole Bobek (figure skating). The Company focuses its marketing efforts on sports with a high level of participation by girls and high media awareness, such as figure skating and gymnastics.

      Legwear marketing programs consist primarily of in-store promotions, co-operative advertising and in-store legwear seminars, which are designed to teach the stores' sales personnel how to sell the Company's products.

Seasonality

      The Company's business achieves seasonally higher financial performance in its September fiscal quarter, principally as a result of "back-to-school" purchases. See "Management's Discussion and Analysis of Financial Conditions and Result of Operations--Seasonality."

Suppliers

      The Company's raw materials consist principally of piece goods and yarn that are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company obtains Lycra(R) from DuPont. Although from time to time there have been shortages of Lycra(R), such shortages have not adversely affected the Company. The Company does not have long-term formal arrangements with any of its suppliers. However, the Company, to date, has been able to satisfy its raw material requirements and considers its sources of supply adequate.

Trademarks

      The Company owns and utilizes a variety of trademarks, the principal ones being Danskin(R), Dance France(R) and Round-the-Clock(R). The Danskin(R) trademark is owned by the Company worldwide, except in Japan, and is registered with the United States Patent and Trademark Office and in most other major jurisdictions of the world. In Japan, the trademark is owned by the Company's former licensee, Goldwin, Inc., with whom the Company has a long-term cooperation agreement.

      Certain of the Company's other trademarks are registered with the United States Patent and Trademark Office and in some foreign jurisdictions as well. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company actively protects its trademarks against infringement.

Regulation

      The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the federal "Superfund" program. The Company cannot with certainty assess at this time the impact upon its operations or capital expenditure requirements of future emission standards and enforcement practices under the 1990 amendments to the Clean Air Act.

      In connection with the refinancing of its bank loan agreement, in the fourth quarter of fiscal year ended December 27, 1997, the Company engaged an independent environmental consulting firm to conduct assessments of environmental conditions at the Company's manufacturing and distribution facilities in York, Pennsylvania and Grenada, Mississippi. No material environmental problems were discovered in these assessments.

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

Employees

      As of March 1, 1997, the Company employed approximately 1,551 persons, of whom 904 were employed at Danskin, 605 were employed at Pennaco and the remainder were employed at the Company's executive offices. At such date, 1,241 of the Company's employees were paid on an hourly basis, and the remainder were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

Competition

      The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better established brand names, than the Company. The Danskin(R) and Dance France(R) brands compete with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Fila, Champion, Authentic Fitness and Weekend Exercise Company. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Jockey International, Inc., Kayser-Roth Corp. and Ithaca Industries, Inc. The Company does not market its legwear either in the mass market channel of distribution or in food or drug stores.

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

      The Company also has committed to lease space for 48 retail stores at annual rents ranging from $17,000 to $300,000 under leases expiring during the fiscal year ending December 26, 1998 through fiscal 2006. One outlet store is owned by the Company. Four outlet store leases expire in 1998 and will not be renewed because of a lack of profitability. The Company may also attempt to negotiate additional lease terminations.

      The Company's facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of additional growth. None of the Company's properties is leased from any affiliated entity.

      Substantially all of the Company's properties and other assets are pledged to Century Business Credit Corporation (CBCC) to secure the Company's obligations under the Loan and Security Agreement with CBCC. In addition, certain subordinated notes of the Company are also secured by a second lien on substantially all of the Company's property and other assets. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources" and Note 11 in the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

      On March 11, 1997 a complaint was filed against the Company in Christian Dior Couture S.A. and Christian Dior, Inc. vs. Danskin, Inc., U.S. District Court, Southern District of New York, 97Civ. 1709 (sas), an action brought by the Company's former licensor of the Christian Dior(R) trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. On July 2, 1997, the parties entered into a Settlement Agreement and Mutual Release (the "Settlement/Release Agreement"). The Company has satisfied its obligations under the Settlement/Release Agreement, and management does not believe that the liability of the Company under the Settlement/Release Agreement was material to the consolidated financial position, results of operations, liquidity or business of the Company.

      The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock was traded over-the-counter on the Nasdaq National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The Nasdaq SmallCap(TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with Nasdaq's minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market. The following table presents the quarterly high and low bid quotations during the last two fiscal years, including for each of the three months ended March 29, 1997 and June 27, 1997, during which time the Common Stock was listed on the Nasdaq SmallCap Market(TM) and for each of the three months ended September 27, 1997 and December 27, 1997, during which time the Common Stock was no longer traded on the Nasdaq Small Cap Market(TM). These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      Although as a result of the Capital Contribution, the Company would be in compliance with Nasdaq's minimum capital and surplus requirement, the Company does not presently intend to apply for listing of the Common Stock on the Nasdaq National Market or the Nasdaq Small Cap Market(TM) in the immediate future.

                                                 High               Low
                                                 ----               ---
Fiscal Year Ended December 28, 1996

    Three-month period ended March              $4.875            $3.375
    Three-month period ended June                4.000             2.500
    Three-month period ended September           4.000             1.875
    Three-month period ended December            3.125             2.125

Fiscal Year ended December 27, 1997

    Three-month period ended March              $2.750            $2.000
    Three-month period ended June                2.375             0.500
    Three-month period ended September(1)        1.500             0.563
    Three-month period ended December(1)         1.188             0.500

      As of December 27, 1997, the number of stockholders of record of the Company's Common Stock was approximately 157.

(1) Since June 27, 1997, the Common Stock has traded solely in the over-the-counter market. Accordingly, bid quotations for the Common Stock were available only from the "pink sheets" published by the National Quotation Bureau. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company has not declared any cash dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan and Security Agreement with CBCC prohibits the payment of dividends without the lender's consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Commencing with the nine months ended December 30, 1995, the Company changed its fiscal year end to the last Saturday in December. The following selected consolidated operating data for each of the three years in the period ended March 25, 1995, the two nine month periods ended December 24, 1994 and December 30, 1995, and the three twelve month periods ended December 30, 1995, December 28, 1996 and December 27, 1997, and the financial position for each of the periods then ended, have been derived from the consolidated financial statements of the Company. The twelve month period ended December 30, 1995 is herein referred to as the "Twelve Months 1995"; the nine-month period ended December 30, 1995 is referred to as "Nine Months 1995"; and the nine-month period ended December 24, 1994 is referred to as the "Nine Months 1994." The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Annual Report on Form 10-K.

                                                                                                   Twelve
                                                         Fiscal Years        Fiscal Nine Months    Months          Fiscal Years
                                                         Ended March           Ended December      Ended          Ended December
                                                    ---------------------   -------------------   ---------   ---------------------
                                                        (in thousands, except per share amounts)
                                            1993       1994        1995       1994       1995        1995        1996        1997
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
INCOME STATEMENT DATA:

Net revenues
  Danskin                                 $ 68,342  $  71,814   $  74,608   $ 55,003   $ 56,732   $  76,337   $  80,608   $  81,158
  Pennaco(1)                                66,148     59,683      53,510     40,964     37,055      49,601      47,537      40,828
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
    Total                                  134,490    131,497     128,118     95,967     93,787     125,938     128,145     121,986

Cost of goods sold
  Danskin                                   42,068     42,797      45,979     33,769     35,028      47,244      49,056      52,314
  Pennaco(1)                                45,432     43,207      41,367     31,640     27,153      36,874      34,554      29,508
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
    Total                                   87,500     86,004      87,346     65,409     62,181      84,118      83,610      81,822

Gross profit
  Danskin                                   26,274     29,017      28,629     21,234     21,704      29,093      31,552      28,844
  Pennaco(1)                                20,716     16,476      12,143      9,324      9,902      12,727      12,983      11,320
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
                                            46,990     45,493      40,772     30,558     31,606      41,820      44,535      40,164
Selling, general and
  administrative expenses                   42,934     43,847      44,077     32,038     29,851      41,895      42,026      40,174

Non-recurring charges (2)                       --      6,244       4,143      1,645      1,100       3,598          --         300
Interest expense                             2,353      2,343       3,928      2,684      3,699       4,943       4,721       4,278
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------

(Loss) income before (benefit
  from) provision for income
  taxes, cumulative effect of
  a change in accounting method
  and extraordinary item                     1,703     (6,941)    (11,376)    (5,809)    (3,044)     (8,616)     (2,212)     (4,588)
(Benefit from) provision for
  income taxes (3)                             195        370      (1,719)    (1,524)       178         (20)      2,777         245
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------

(Loss) income before cumulative
  effect of a change in accounting
  method and extraordinary item              1,508     (7,311)     (9,657)    (4,285)    (3,222)     (8,596)     (4,989)     (4,833)
Cumulative effect of a change in
  accounting method                             --        250          --         --         --          --          --          --
Extraordinary item (4)                          --         --          --         --         --          --          --       5,245
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
Net (loss) income                            1,508     (7,061)     (9,657)    (4,285)    (3,222)     (8,596)     (4,989)        412

Preferred Stock dividend                       240         --          --         --         --          --         202         425
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------

(Loss) income applicable
  to Common Stock                         $  1,268  ($  7,061)  ($  9,657)  ($ 4,285)  ($ 3,222)  ($  8,596)  ($  5,191)  ($     13)
                                          ========  =========   =========   ========   ========   =========   =========   =========

Common Stock dividend-cash                $ 15,000         --          --         --         --          --          --          --
                                          ========  =========   =========   ========   ========   =========   =========   =========

Basic net income (loss) per share
Net income (loss) per share before
  extraordinary items (5,6)               $   0.24  ($   1.14)  ($   1.51)  ($  0.67)  ($  0.50)  ($   1.34)  ($   0.80)  ($   0.66)

Net income per share for
  extraordinary items (4)                       --         --          --         --         --          --          --        0.66

Cumulative effect of a change
  in accounting method                          --       0.04          --         --         --          --          --          --
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
Net income (loss) per share
  after extraordinary items               $   0.24  ($   1.10)  ($   1.51)  ($  0.67)  ($  0.50)  ($   1.34)  ($   0.80)  ($   0.00)
                                          ========  =========   =========   ========   ========   =========   =========   =========

Weighted average number of
  common shares outstanding (5,6)            5,360      6,408       6,396      6,392      6,415       6,415       6,513       7,942
                                          ========  =========   =========   ========   ========   =========   =========   =========

Diluted net income (loss) per share
Net income (loss) per share before
  extraordinary items (5,6)               $   0.24  ($   1.14)  ($   1.51)  ($  0.67)  ($  0.50)  ($   1.34)  ($   0.80)  ($   0.66)

Net income per share for
  extraordinary items (4)                       --         --          --         --         --          --          --        0.66

Cumulative effect of a change
  in accounting method                          --       0.04          --         --         --          --          --          --
                                          --------  ---------   ---------   --------   --------   ---------   ---------   ---------
Net income (loss) per share
  after extraordinary items               $   0.24  ($   1.10)  ($   1.51)  ($  0.67)  ($  0.50)  ($   1.34)  ($   0.80)  ($   0.00)
                                          ========  =========   =========   ========   ========   =========   =========   =========
Weighted average number of
  common shares  and share
  equivalents outstanding (5,6)              5,360      6,408       6,396      6,392      6,415       6,415       6,513       7,942
                                          ========  =========   =========   ========   ========   =========   =========   =========

Working Capital                           $ 28,927  $  17,066   $  17,618   $ 19,585   $ 25,656   $  25,656   $  24,559   $  18,854
Total assets                                68,892     74,481      77,741     81,601     67,742      67,742      66,940      55,002
Long-term debt (excludes
  current obligations)                      15,293     13,850      24,399     22,743     36,666      36,666      31,589       9,667
Total debt(7)                               26,435     38,371      45,725     44,083     41,101      41,101      41,558      21,539
Total stockholders' equity                  22,416     13,408       5,195      9,233      1,519       1,519         801       1,681

(1) Pennaco recorded a $1.0 million pre-tax charge against income for the fiscal year ended March 27, 1993, related to production problems caused by an unauthorized change in product specifications by a yarn vendor. Net revenues and cost of goods sold were each adversely affected by $0.5 million for the fiscal year ended March 27, 1993.

(2) Non-recurring charges of $300,000 for the fiscal year ended December 27, 1997, consisted of certain executive employee severance costs. Non-recurring charges were $1.1 million for the nine months ended December 30, 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs. Non-recurring charges were $4.1 million (net of $0.7 million in related party interest income) for the fiscal year ended March 25, 1995. The non-recurring charges included costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from Esmark, Inc. ("Esmark"), the Company's former parent, an accrual for certain executive compensation costs and costs associated with certain litigation, and the write-off of certain non-operating long-term assets. Non-recurring charges were $6.2 million for the fiscal year ended March 26, 1994. Fiscal nine months ended December 24, 1994 included $2.1 million (net of $0.5 million in related party interest income) related to the costs associated with the potential acquisition of affiliated entities, additional amounts due from affiliates, an accrual for certain executive compensation costs and certain costs associated with ongoing litigation. Such reserve was considered necessary principally due to the diminution in the market value of one of Esmark's principal assets, its 2,010,000 shares of Common Stock of the Company. See Note 13 in the Notes to Consolidated Financial Statements.

(3) Fiscal year ended December 28, 1996, included a $4.5 million increase in the deferred tax valuation allowance, which reduced the net deferred tax asset to zero.

(4) The recognized gain of $5.2 million represents the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Notes and the Series C Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with the Capital Contribution and the Refinancing. This gain will be applied against the Company's net operating loss carryforward, which is fully reserved. Any remaining net operating loss carryforward available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code. See "Risk Factors -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 11 and 15 in the Notes Consolidated Financial Statements.

(5) On August 19, 1992, the Company consummated the Initial Public Offering of 3,000,000 shares of Common Stock at $13.00 per share, which provided proceeds of $34.6 million, net of underwriting discounts and related costs. The net proceeds of the Initial Public Offering received by the Company were used to: (i) redeem all outstanding shares of a certain preferred stock outstanding for $5.2 million (including accrued dividends of approximately $0.2 million to the date of redemption); (ii) repay $13.9 million in debt obligations; (iii) pay $0.5 million to the Company's former lender, representing the balance of the purchase price of $2.0 million due for the Company's purchase of a warrant issued to such lender that provided for the purchase of 10% of the Common Stock of the Company by such lender; and (iv) pay to Esmark a dividend of $15.0 million that was declared prior to the date of the Initial Public Offering.

     Pursuant to a certain Warrant Purchase Agreement, dated as of the Contribution Closing Date, by and between Donald Schupak, Chairman of the Board of Directors, and the Company, Mr. Schupak purchased the Schupak Warrant to purchase the Warrant Shares for an aggregate purchase price of $1,611,694.50 (computed on the basis of $.30 a share), subject to adjustment. On the Contribution Closing Date, in consideration of the sale of the Schupak Warrant by the Company to Mr. Schupak, Mr. Schupak paid the Company the Warrant Price comprised of (x) $20,000 in cash and (y) the Schupak Promissory Note. Pursuant to a certain Warrant Purchase Agreement, dated as of the Contribution Closing Date, by and between David Chu, a director of the Company, and the Company, Mr. Chu purchased a warrant (the "Chu Warrant") to purchase 795,900 shares of Common Stock, subject to adjustment for an aggregate purchase price of $238,770 (computed on the basis of $.30 a share) subject to adjustment. In consideration of the sale of the Chu Warrant by the Company to Mr. Chu, Mr. Chu paid the Company the purchase price of $14,815 in the form of a promissory note. The value of the Schupak Warrant and the Chu Warrant in the financial statements are based upon an independent appraisal. See Note 16 to the Notes to Consolidated Financial Statements.

     Effective October 1, 1997, a total of 239,943 options, previously granted to certain current employees, were repriced with an exercise price of $.625. Specifically, options granted prior to that date which were originally granted at higher exercise prices (ranging from $1.875 to $4), were repriced with the exception of certain options held by executives and outside directors. Under provisions of the Stock Option Plan, as a result of the change in control of the Company, 33,265 options, which were not vested on or prior to such change of control, have become fully vested.

(6) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share", which requires presentation of basic earnings per share (EPS) and diluted earnings per share and requires the restatement of EPS for all prior periods reported. The Company has adopted this statement as of December 27, 1997.

     In connection with the closing of the Capital Contribution, (i) the Board of Directors declared a stock dividend on the Common Stock equal to one share of Common Stock for each 11.99 shares of Common Stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the accompanying financial statements for the earnings per share calculation) and (ii) the Board of Directors redeemed the rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union, as rights agent, for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997. Also in connection with the closing of the Capital Contributions, 3,291,797 Stock Options were granted to certain key personnel, 1,845,899 of which were exercisable immediately. See Note 15 in the Notes to Consolidated Financial Statements.

(7) Effective the Refinancing Closing Date, the Company entered into the Loan and Security Agreement with CBCC, which provides for loans to the Company maturing on October 8, 2002, thereby refinancing all amounts owing First Union. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit. In connection with the closing of the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000. On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility in the aggregate principal amount of $10 million. See Note 11 to the Notes to Consolidated Financial Statements.

     In connection with an amendment to the First Union Loan Agreement in November 1994, $6.1 million in term loan refinancing was obtained, directly reducing revolving credit obligations. Bank debt obligations totaled $45.7 million as of March 25, 1995, with revolving credit obligations totaling $31.3 million and term obligations totaling $14.4 million. Effective June 22, 1995, the Company amended the First Union Loan Agreement, pursuant to which an additional $8.0 million in term loan refinancing was obtained, reducing revolving credit obligations to a balance of $22.0 million and increasing term loan obligations to $22.0 million. In addition, the maturity date of all obligations to First Union was extended from August 1996 to March 2002. Total First Union debt obligations as of December 28, 1996 and December 30, 1995 amounted to $41.6 million and $36.1 million, respectively, including revolving credit balances of $20.0 million and $14.1 million, respectively, and term loan obligations of $21.6 million and $22.0 million, respectively. Total debt obligations as of December 28, 1996 included $5 million of convertible subordinated debentures. Total revolving credit availability in excess of utilization under the terms of the First Union Loan Agreement amounted to $3.5 million and $8.5 million as of December 28, 1996 and December 30, 1995, respectively, and $2.0 million at March 25, 1995. See Note 11 in the Notes to Consolidated Financial Statements.

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

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Prospectus.

Background

     In 1986, the Company was acquired by Esmark, Inc. ("Esmark") from Beatrice Companies, Inc. (the corporate parent of Playtex International) in a leveraged buyout transaction. From 1986 to 1992, the Company generated positive earnings and cash flow, which were used to grow the legwear and activewear businesses. In August 1992, the Company completed the Initial Public Offering, resulting in net proceeds of approximately $39.0 million. The Company received approximately $14.0 million of the net proceeds from the initial public offering, which were used to reduce indebtedness.

     During the fiscal year ended March 26, 1994, the Company began to experience decreased sheer hosiery sales as overall market demand declined due to a trend toward casual clothing. As a result of sheer hosiery sales declines, a $6.2 million non-recurring charge, principally for a write-off of an advance to Esmark, and continued legal costs associated with certain litigation, the Company incurred a $7.1 million net loss in the fiscal year ended March 26, 1994. During the fiscal year ended March 25, 1995, the Company suffered a $9.7 million net loss principally due to a $4.1 non-recurring charge associated with continued decreases in sheer hosiery sales, the loss of a large private label hosiery customer and continued legal costs associated with lawsuits. These losses constrained the Company's cash flow, resulting in increased bank borrowings. Reduced cash flow caused the Company's legwear operations in certain instances to operate with insufficient inventory and to ship incomplete orders. The cash flow shortfall also hampered the Company in pursuing certain strategic opportunities in the Danskin Division, including opening full price retail stores, expanding the Company's international operations and broadening the Company's product line to capitalize on Danskin's strong consumer brand recognition. The Company has undertaken a number of steps to improve its operating results. These steps have included: (i) the appointment of a new chief executive officer; (ii) the appointment of new members to the Board of Directors; (iii) the Capital Contribution; (iv) the Refinancing; (v) significant reductions in selling, general and administrative costs; (vi) improved efficiencies at both of the Company's manufacturing facilities; and (vii) the development of new channels of distribution for the Company's activewear products.

Change in Fiscal Year End

     As of December 1995, the Company changed its fiscal year to the last Saturday in December from the last Saturday in March.

RESULTS OF OPERATIONS

Comparison of the fiscal year ended December 27, 1997 with the fiscal year ended December 28, 1996

Net Revenues

     Net revenues for the fiscal year ending 1997 amounted to $122.0 million, a decrease of $6.1 million, or 4.8%, from $128.1 million for the fiscal year ending 1996. Wholesale revenues for the Company declined $5.3 million and retail volume decreased $0.8 million for fiscal 1997.

     Danskin activewear net revenues, which includes the Company's retail operations, increased $0.6 million, to $81.2 million, or 0.7%, in fiscal 1997 from $80.6 million in fiscal 1996. The Company's wholesale business increased $1.4 million or 2.3% over fiscal 1996, while comparable retail store sales declined 7.7% during fiscal 1997. The Company continues its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the trends towards casual wear, and to emphasize fashion and dancewear product offerings.

     Pennaco legwear net revenues declined $6.7 million, or 14.1%, to $40.8 million for fiscal 1997 from $47.5 million for fiscal 1996. This decline is indicative of a continued weak sheer hosiery market in the department store class of trade.

Gross Profit

     Gross profit declined $4.3 million, or 9.7%, to $40.2 million for the twelve months ended December 27, 1997 from the same prior year period. Gross profit as a percentage of net revenues decreased to 33.0% for the twelve months ended December 27, 1997 from 34.7% for the same prior year period.

     Gross margins for activewear were 35.6% for fiscal 1997 as compared to 39.1% for the same prior year period. This decrease was primarily attributable to closeout sales, customer markdown allowance from prior seasons, incremental private label programs and additional inventory markdowns taken to improve turns in the outlet stores.

     Legwear gross profit improved to 27.7% for fiscal 1997 as compared to 27.3% for the same prior year period. This increase of 0.4% was mainly due to realization of selected price increases and reduction of costs in the manufacturing facility.

Selling, General and Administrative Expenses

     For fiscal 1997, selling, general and administrative expenses, which include retail store operating costs, decreased $1.8 million, or 4.3%, to $40.2 million, or 33.0% of net revenues, compared to $42.0 million, or 32.8% of net revenues for fiscal 1996. Selling, general and administrative expenses, excluding retail store operating costs, decreased $2.4 million, or 7.8%, to $28.3 million, or 23.2% of net revenues, for fiscal 1997, from $30.7 million, or 28.6% of net revenues, for the same prior year period. The decrease for fiscal 1997 was principally a result of a reduction in print advertising costs, lower compensation expenses and a reduction in distribution costs.

Interest Expense

     Interest expense amounted to $4.3 million for fiscal 1997 and $4.7 million for fiscal 1996. The Company's effective interest rate was 11.1% and 10.5% for 1997 and fiscal 1996, respectively. The increase of the effective interest rate over the same prior year period was principally due to the conversion of the Company's 8% subordinated convertible debentures to 10% Cumulative Preferred Stock.

Non-recurring Charges

     Non-recurring charges were $0.3 million for fiscal 1997. These charges consisted of certain executive employee severance costs.

Extraordinary Gain From Early Retirement of Debt

     The Company recognized a gain of $10.0 million, offset by the write-off of deferred financing fees associated with the First Union Loan Agreement of $2.6 million and direct costs of the transaction of $2.2 million, for fiscal 1997. The extraordinary gain is attributable to the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Notes and Series C Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with such transactions. This gain will be applied against the Company's net operating loss carryforward, which is fully reserved. (See Note 11 to the Notes to Consolidated Financial Statements).

     At March 29, 1997 (the end of the Company's last full taxable year), based on its tax returns as filed, the Company had approximately $12.3 million of net operating loss carryforwards for federal income tax purposes. The Company believes that, after taking into account (i) the use of net operating losses to shelter income arising in respect of certain of the transactions described in "The Capital Contribution and the Refinancing" and (ii) the operating loss of the Company for the 1997 taxable year, the Company will retain approximately $7.0 million to $9.9 million in net operating loss carryforwards. However, as discussed immediately below, the use of these carryforwards by the Company will be limited by the "ownership change" rules of Section 382.

     Under Section 382, if a corporation with losses undergoes an "ownership change," then the amount of pre-ownership-change net operating loss carryforwards that such corporation may use to offset income in any post-ownership-change taxable year is limited to an amount (the "annual Section 382 limitation") that is determined, in general, by multiplying the fair market value of such corporation's outstanding capital stock immediately prior to the ownership change by the "long-term tax-exempt rate" which is published monthly by the Internal Revenue Service. The Company had an ownership change in 1997 as a result of the Capital Contribution. (See Note 11 to the Notes to Consolidate Financial Statements). The Company believes that its annual Section 382 limitation resulting from that ownership change limits its ability to use its pre-ownership-change net operating loss carryforwards to shelter future income.

Income Tax Provision (Benefit)

     The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for fiscal 1997 and fiscal 1996, respectively. The Company's net deferred tax balance was $0 at both December 27, 1997 and December 28, 1996.

Net Income (Loss)

     As a result of the foregoing, the net income was $0.4 million for fiscal 1997, an improvement of $5.4 million from the $5.0 million loss for fiscal 1996.

Comparison of the fiscal year ended December 28, 1996 with the twelve months ended December 30, 1995

Net Revenues

     Net revenues for the fiscal year ended December 28, 1996 amounted to $128.1 million, an increase of $2.2 million, or 1.8%, from the twelve months ended December 30, 1995 (the "Twelve Months 1995").

     Danskin activewear net revenues, which includes the Company's retail operations, increased $4.3 million, or 5.6%, to $80.6 million for the fiscal year ended December 28, 1996, over the Twelve Months 1995. During the fiscal year ended December 28, 1996, the Company operated 49 retail stores, generating $20.7 million for such period, with four additional stores opened and one store closed compared with the prior year. Same store sales at 36 comparable retail stores declined 6.4% for the fiscal year ended December 28, 1996. The Company was focused on improving store product offerings, renegotiating existing leases and streamlining store operations. Marketing of activewear wholesale products continued to address the trends towards casual wear, and to emphasize fashion and dance product offerings. In addition, the Company increased its focus on outdoor fitness and sport bra products as well as offerings for childrens gymnastics, as promoted by Nadia Comaneci and Kerri Strug.

     Pennaco legwear net revenues declined $2.1 million, or 4.2%, to $47.5 million for the fiscal year ended December 28, 1996, from the Twelve Months 1995. This decline was indicative of a continued weak sheer hosiery market in the department store class of trade. The re-launch of Anne Klein(R) sheer hosiery and tights was successfully introduced in July 1996, partially offsetting other branded declines. The Company's Round-the-Clock Lycra(R) 3D "Leg-solutions" hosiery (incorporating new knitting technology which allows the use of Lycra(R) throughout entire product) was launched in the Fall of 1995, was well received and partially offset significant declines in the Company's traditional Lycra(R) business.

Gross Profit

     Gross profit increased by $2.7 million, or 6.5%, to $44.5 million for the fiscal year ended December 28, 1996, over the same prior year period. Gross profit as a percentage of net revenues increased to 34.8% for the fiscal year ended December 28, 1996 from 33.2% for the Twelve Months 1995.

     Gross margins for activewear were 39.1% and 38.1% for the fiscal year ended December 28, 1996 and the Twelve Months 1995, respectively. The increase was primarily attributable to improvements in retail inventory mix and prior year liquidation of certain excess wholesale inventories, partially offset by higher wholesale sales levels of lower margin fashion products.

     Legwear gross profit margins increased to 27.3% for the fiscal year ended December 28, 1996 from 25.7% for the Twelve Months 1995. The increase was principally due to price increases and reductions in certain production costs, partially offset by the continued competitive market in traditional Lycra(R) products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which include retail store operating costs, increased by $0.1 million, or 0.3%, to $42.0 million, or 32.8% of net revenues, for the fiscal year ended December 28, 1996 compared to $41.9 million, or 33.3% of net revenues, for the Twelve Months 1995. Wholesale selling, general and administrative expenses, excluding retail store operating costs, decreased $1.2 million, or 3.7%, to $30.7 million, or 28.6% of net revenues, despite a $0.5 million Twelve Months 1995 insurance refund of certain legal costs. The wholesale decrease for the fiscal year ended December 28, 1996 was principally a result of a reduction in the provision for doubtful accounts and lower compensation costs, partially offset by increased advertising costs.

Operating Income (Loss) Before non-recurring charges, interest and taxes

     As a result of the foregoing, income from operations (i.e., income/loss before interest expense, non-recurring charges and income taxes) amounted to $2.5 million for the fiscal year ended December 28, 1996, an improvement of $2.6 million over the Twelve Months 1995.

Interest Expense

     Interest expense amounted to $4.7 million and $4.9 million for the fiscal year ended December 28, 1996 and the Twelve Months 1995, respectively. The Company's effective interest rate was 10.5% and 11.2% for the fiscal year ended December 28, 1996 and the Twelve Months 1995, respectively. Effective interest rates declined principally due to more favorable market rates and lower rates that became effective under the First Union Loan Agreement.

Income Tax Provision (Benefit)

     The Company's effective federal and state income tax rate was 125% and 6% for the fiscal year ended December 28, 1996 and the Twelve Months 1995, respectively. The tax provision for the fiscal year ended December 28, 1996 includes increases in valuation allowances which reduced deferred tax assets, state taxes and unrealized benefit from net operating losses. The tax provision rate for the Twelve Months 1995 was principally the result of unrealized benefit from net operating losses net of state taxes. The Company's deferred tax balances of $0 as of December 28, 1996 and $3.9 million as of December 30, 1995 were net of a valuation allowance amounting to $10.6 million and $6.1 million, respectively.

Net Loss

     As a result of the foregoing, the net loss for the fiscal year ended December 28, 1996 was $5.0 million, an improvement of $3.6 million over the $8.6 million net loss for the prior year.

Comparison of the nine months ended December 30, 1995 with the nine months ended December 24, 1994

Net Revenues

     Net revenues decreased by $2.2 million, or 2.3%, to $93.8 million for the nine months ended December 30, 1995 from $96.0 million for the nine months ended December 24, 1994, reflecting a decrease in Pennaco operations of $3.9 million, which more than offset an increase in Danskin operations of $1.7 million.

     Net revenues of Danskin increased by $1.7 million, or 3.1%, to $56.7 million for the nine months ended December 30, 1995 from $55.0 million for the nine months ended December 24, 1994, due to increases in sales of the Company's retail operations. Overall retail store sales increased by $2.4 million to $14.6 million for the nine months ended December 30, 1995 from $12.2 million for the nine months ended December 24, 1994, principally due to the opening of eight additional stores over the prior year, including the Company's first full price store, which opened in November 1995 in New York City. Comparable retail store sales declined 4.2% for the nine months ended December 30, 1995, primarily due to a weak retail environment and the Company's inability to provide its stores with appropriate inventory levels and product mix earlier in the year. Danskin wholesale operations experienced a decline of $0.6 million, or 1.4%, in sales for the nine months ended December 30, 1995, principally due to a divestiture of certain unprofitable childrens and performance lines. In addition, sales of performance tights declined because of a continuing difficult hosiery market. Danskin's efforts towards addressing the industry's trends of lifestyle casual wear partially offset these declines.

     Net revenues of Pennaco decreased by $3.9 million, or 9.5%, to $37.1 million for the nine months ended December 30, 1995 from $41.0 million for the same prior period. The results principally reflect a continuing weak retail climate for the sheer hosiery market, as evidenced by Pennaco's loss of certain customer doors due to bankruptcies and consolidations. Pennaco's decline for sales for the nine months ended December 30, 1995 occurred primarily in its branded business, with reductions in private label sales as well, partially offset by certain customer price increases. The Company introduced certain new marketing initiatives in its branded business, principally for Givenchy(R) and Round-the-Clock(R) "Leg Solutions."

Gross Profit

     Gross profit increased by $1.1 million, or 3.6%, to $31.6 million for the nine months ended December 30, 1995 from $30.5 million for the same prior period. Gross profit as a percentage of net revenues increased to 33.7% for the nine months ended December 30, 1995 from 31.8% for the nine months ended December 24, 1994.

     Gross margins for Danskin were 38.3% and 38.5% for the nine months ended December 30, 1995 and December 24, 1994, respectively. This reduction was primarily attributable to an increasingly promotional retail environment and planned retail store inventory reductions by the Company to improve inventory turnover.

     Gross margins of Pennaco increased to 26.7% for the nine months ended December 30, 1995 from 22.7% for the same prior period. The improvement in gross margins was primarily attributable to private label price increases, the elimination of certain low margin customers and reductions in certain production costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, which include retail store operating costs, decreased by $2.2 million to $29.8 million, or 31.8% of net revenues, for the nine months ended December 30, 1995, from $32.0 million, or 33.3% of net revenues, for the nine months ended December 24, 1994. The decrease for the same 1995 period was principally a result of reduced compensation, lower legal costs and reimbursement to the Company of a portion of legal defense costs related to securities transactions. Excluding increases associated with retail expansion, expenses declined by $3.9 million, or 14.9% for the nine months ended December 30, 1995.

Operating Income (Loss) Before Non-recurring Charges, Interest and Taxes

     As a result of the foregoing, income from operations (i.e., income before non-recurring charges, interest expense and income taxes) increased by $3.3 million to earnings of $1.8 million for the nine months ended December 30, 1995. The legwear business contributed most significantly to this improvement.

Non-recurring Charges

     Non-recurring charges were $1.1 million for the nine months ended December 30, 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs.

Interest Expense

     Interest expense increased by $1.0 million, or 37.0%, to $3.7 million for the nine months ended December 30, 1995 from $2.7 million for the nine months ended December 24, 1994. This increase was mostly attributable to higher market interest rates, higher interest factors provided under restructured debt terms and increased borrowing levels. The Company's effective interest rate reflected these factors and was 10.9% and 8.6% for the nine month periods ended December 30, 1995 and December 24, 1994, respectively. In addition, amortization of financing costs included in interest expense amounted to $0.4 million and $0.3 million for the nine months ended December 30, 1995 and December 24, 1994, respectively.

Income Tax Provision (Benefit)

     The Company's income tax provision/benefit rates differed from the Federal statutory rates due to the effect of state taxes and the change in valuation allowance for the nine months ended December 30, 1995, and the nine months ended December 24, 1994. The Company's deferred tax balance of $3.9 million as of March 1995 and December 1995 was net of a valuation allowance amounting to $4.9 million and $6.1 million, respectively.

Net Loss

     As a result of the foregoing, the Company's net loss was $3.2 million for the nine months ended December 30, 1995 and $4.3 million for the nine months ended December 24, 1994, an improvement of $1.1 million, or 25.0%.

SEASONALITY

    In the years ended December 1997 and 1996, the Fall season continued to represent the best volume period for activewear and legwear, while the performance of women's apparel at retail deteriorated in the first quarter of 1996, negatively impacting results.

    The following table summarizes the net revenues, operating (loss) income before non-recurring charges, interest and taxes and net (loss) income of the Company before preferred stock dividends, for each of the fiscal March, June, September and December quarters in the last two fiscal years:

                                                For the fiscal quarters ended

                                                          (millions)

                                               March   June  September  December
                                               -----   ----  ---------  --------
      1997
      Net Revenues                             $30.8  $29.5    $32.7     $29.0
      Operating (loss) income before non-
        recurring charges, interest and taxes    0.4   (0.3)     1.4      (1.5)
      Net (loss) income                         (0.8)  (1.6)     4.9      (2.1)

      1996
      Net Revenues                              31.4   29.7     34.8      32.2
      Operating (loss) income before non-
        recurring charges, interest and taxes   (0.8)   0.8      1.8       0.6
      Net (loss) income                         (2.0)  (0.4)     0.5      (3.0)


INFLATION

      The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and Western Europe in recent years have had a significant effect on its net revenues or its profitability.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has not yet fully assessed the impact of the Year 2000 issue on its computer systems and its operations, including the development of cost estimates and the extent of computer programming changes required to address this issue. Any disruption of its operations, whether caused by the Company's computer systems or those of any of its customers or vendors, could have a material adverse effect on the Company's financial position or results of operations. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase in the Company's expenses during 1998 and 1999. In addition, there can be no assurance that the Company will not experience significant cost overruns or delays in connection with upgrading software or the programming of changes required to address this issue.

      The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory and accounts receivables, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources of liquidity have been bank financing, convertible securities, vendor credit terms and internally generated funds.

      Net cash flow used in operations improved by $3.1 million to $1.1 million for the fiscal year ended December 27, 1997, from a use of cash from operations of $4.2 million for the year ended December 28, 1996, principally attributable to decreases in both legwear and activewear inventory levels partially offset by decreases in accounts payable and accrued expenses. After $0.2 million used in capital expenditures, payments to the revolver loan and the net effect of the Capital Contribution, the Company's cash position decreased by $0.4 million to $0.8 million for the year ended December 27, 1997.

      Working capital decreased $5.7 million to $18.9 million at December 27, 1997 from $24.6 million at December 28, 1996. Accounts receivable decreased by $1.2 million, inventory levels decreased by $5.4 million, prepaid expenses decreased by $1.5 million and accounts payable and revolver decreased by $1.6 million and $1.4 million, respectively, offset partially by an increase of $0.4 million in the current portion of long term debt and accrued expenses.

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

      On August 28, 1997, First Union, the Company and the Investor entered into a letter agreement which among other things, provided for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the First Union Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan"), (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolver Credit Facility")pending a contemplated refinancing thereof, and (iii) the disposition of the warrants (the "First Union Warrants") issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union.

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

      The conditions to the closing of the purchase of the Term Loan included, among others, requirements that (i) the Investor shall have (x) entered into an intercreditor agreement with First Union providing for the subordination of the Company's obligations to the Investor under the Term Loan, the collateral securing such obligations, and any new debt securities issued by the Company to the Investor, to the Company's obligations under the Revolving Credit Facility, and (y) made a $4 million cash equity or interim debt investment in the Company and (ii) the Company shall have (a) provided a release to First Union, and (b) entered into an amendment to the First Union Loan and Security Agreement as described below. All deferred or accrued and unpaid interest, fees, other than the Additional Equity Fee) and expenses owed by the Company to First Union in connection with the Term Loan were to be paid at the closing of the Investor's purchase of the term Loan (the "Term Loan Closing"). In addition, the Company was obligated to pay First Union a fee of $250,000 in connection with the transaction.

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

      Effective October 8, 1997, (the "Refinancing Closing Date"), the Company replaced its former finance arrangements with First Union with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to repay all of the Company's indebtedness to First Union, and to establish working capital lines of credit.

      Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan Facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, (the "CBCC Revolving Credit Facility"), including a provision for the issuance of letters of credit, generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain customary affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. In connection with the closing under the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

      On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Refinancing Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Refinancing Closing Date. At the Refinancing Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million.

      Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate, as defined in the Loan and Security Agreement, plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2-3/4%).

      In accordance with the terms of the Securities Purchase Agreement, upon the Refinancing Closing Date, the Investor Preferred Stock, having a liquidation preference of $500,000, and $15 million aggregate principal amount of the Subordinated Debt were, by their terms, automatically exchanged for (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company, (b) $3 million of subordinated debt (the "Remaining Subordinated Debt") and (c) warrants to purchase 10,000,000 shares of Common Stock for $.30 per share. The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatory, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for am amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 199, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Remaining Subordinated Debt bears interest, commencing on December 22, 1997, at the rate of 8% per annum.

Strategic Outlook

      The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels of distribution for the Company's products. Further, the Company is taking steps to evaluate its long-term business prospects in the contracting sheer hosiery market, amid increased retailer demands for increased responsiveness. In this regard, the Company will, to the extent adequate cash flow from operations can be generated and financing can be obtained on appropriate terms, expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin(R) name for additional product categories and selectively open additional full price Danskin(R) stores. There can be no assurance that the Company will be able to generate adequate cash flow from operations and obtain financing on appropriate terms to implement this strategy, particularly given the difficulty of predicting hosiery operations, or, if implemented, that this strategy will be successful.

      The Company has incurred losses for each of the periods presented. Management believes that with its current financing in place (which was completed in October 1997 with CBCC) the Company will have sufficient working capital to sustain its operations. Management's plans include to expand Danskin(R) and other product lines, pursue growth in international sales and selectively license the Danskin(R) name for additional product categories and open additional full price Danskin(R) stores. In addition, the Company plans to continue its stabilization of its hosiery business.

      The Company expects that short-term funding requirements will continue to be provided principally by the Company's banking and vendor arrangements. As a result of the Company's increased borrowing capacity under the Loan and Security Agreement, the Company believes that it has adequate liquidity to pursue its business strategies. The Company may need additional financing, however, for the acquisition or development of any new business.

Change of Accountants

      On November 3, 1997, the Company dismissed the firm of Deloitte & Touche LLP ("Deloitte"), its independent auditors. The decision to dismiss Deloitte was approved by the Board of Directors. No report of Deloitte relating to the financial statements of the Company for the last two fiscal years contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, scope of audit or accounting principles. During the last two fiscal years and all subsequent interim periods preceding the dismissal, there was no disagreement with Deloitte on any matter relating to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Deloitte did not advise the Company during its two most recent fiscal years or during any subsequent period preceding the dismissal: (i) that the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management; (iii) of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years or any subsequent interim period that if further investigated might (a) materially have impacted the fairness or reliability of either (A) previously issued audit reports or the underlying financial statements or (B) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report or (b) have caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or (iv) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either (1) previously issued audit reports or the underlying financial statements or (2) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by the audit report.

      On November 3, 1997, Arthur Andersen LLP ("Arthur Andersen") was engaged by the Company to act as its new independent auditors. During the two most recent fiscal years and any subsequent interim periods prior to engaging Arthur Andersen, neither the Company nor anyone on its behalf consulted Arthur Andersen regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements. The Company was neither provided with a written report nor oral advice that Arthur Andersen concluded was an important consideration by the Company in reaching a decision as to the acceptance of its engagement as the independent auditors of the Company, relating to accounting, auditing or financial reporting matters, or any matter that was the subject of either a disagreement or an event described in the paragraph above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data required pursuant to this Item 8 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      The following table sets forth certain information regarding the Company's directors and executive officers:
                                                                      Year Term
                                                                     as Director
            Name               Age              Position               Expires
-----------------------------  ---  -------------------------------  -----------

Donald Schupak (1)(3)(4).....   54  Chairman of the Board                1998

Nina McLemore(1)(4)..........   52  Vice Chairperson of the Board        1999

M. Catherine Volker (1)......   43  President, Chief Executive           1999
                                    Officer and Director

Beverly Eichel...............   40  Executive Vice President and
                                    Chief Financial Officer

Margaret B. Pritchard........   35  Secretary, General Counsel and
                                    Vice President, Business
                                    Development

Andrew J. Astrachan(1)(4)....   38  Director                             1997

Gabriel Brener(3)............   38  Director                             1997

David Chu....................   43  Director                             1999

Michael Hsieh(2)(3)..........   39  Director                             1998

James P. Jalil(2)............   49  Director                             1997

Henry T. Mortimer, Jr.(2)....   55  Director                             1997

Larry B. Shelton(2)..........   63  Director                             1998

--------------
(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Member of Compensation Committee.
(4) Member of the Nominating Committee.

      The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years, are set forth below.

Directors

      Class II (Terms to Expire in 1997)

      Directors in Class II will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

      Andrew J. Astrachan, age 38, has been a director of the Company since September 1997. He is the President and founder of Onyx Partners, Inc., an investment bank. From 1985 to 1990, Mr. Astrachan was employed at Drexel, Burnham & Lambert. Prior to that, he was a Vice President at Salomon Brothers Inc. from 1981 to 1985.

      Gabriel Brener, age 38, has been a director of the Company since September 1997. He is President and CEO of Galco, Inc., an investment and management firm headquartered in Los Angeles, California. Mr. Brener serves as an advisory board member of each of New Colt Holding Company and First National Bank. He has previously served as Chairman of the Board for Valassis de Mexico, S.A. de C.V. and has held board positions for several other companies.

      James P. Jalil, age 49, has been a director of the Company since September 1997. He has been a senior corporate partner with the law firm of Shustak Jalil & Heller since 1992. Prior to that, Mr. Jalil was a corporate partner at Lane & Mittendorf from 1982 to 1992.

      Henry T. Mortimer, Jr., age 55, has been a director of the Company since August 1992. He has been the Managing Director, Europe, of Financial Security Assurance, Inc., a bond insurance company, and the President of American International Advisory Group, Inc., a financial advisory firm, since 1985. Prior to 1985, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a director of Tipiak, S.A., a French food manufacturing company.

      Class III (Terms to Expire in 1998)

      Donald Schupak, age 54, has been a director of the Company since October 16, 1996 and became the Chairman of the Board of Directors on March 27, 1997. He is the Chairman of the Board of Directors of 7th Level, Inc., a technology company that develops interactive tools and solutions primarily for on-line and other network applications. He is also the Chief Executive Officer of the Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients, including several Fortune 100 companies. Mr. Schupak founded the Schupak Group in 1990 and has served as a director of Horn & Hardart Company. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by Mr. Schupak.

      Larry B. Shelton, age 63, has been a director of the Company since October 1994. He is the President of Shelton & Associates, a management consulting firm specializing in the apparel industry. In 1991, he retired as President and Chief Operating Officer of Genesco, Inc., an apparel manufacturing company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

      Michael Hsieh, age 39, has been the President of LF International, Inc., a venture capital company, since 1986 and a director of Li & Fung (BVI) Ltd. since 1992. He was previously with R.H. Chapell Co., a San Francisco venture capital firm, and with Merrill Lynch Capital Markets Group.

      Class I (Terms to Expire in 1999)

      M. Catherine Volker, age 43, became the Chief Executive Officer of the Company on March 2, 1998. Prior to joining the Company, Ms. Volker served as President of Hanes Hosiery since 1993 and served as Vice President of Hanes' parent, the Sara Lee Corporation since 1996. Ms. Volker joined Hanes Hosiery as Vice President of Merchandising in 1986 and was appointed Vice President and General Manager of Hanes Hosiery in 1992.

      David Chu, age 43, is the President, Chief Executive Officer and chief designer of Nautica International, Inc., an apparel licensed product company he founded in 1983. He is a member of the Counsel of Fashion Designers of America
(CFDA) and a director of the Educational Foundation for the Fashion Industries (an advisory body to the Fashion Institute of Technology). In addition, Mr. Chu is a trustee of The Asia Society and The China Institute.

      Nina McLemore, age 52, has been a director of the Company since September 1997 and became the Vice Chairperson of the Board on December 10, 1997. She is a Senior Managing Partner of Regent Capital Partners, L.P., a private investment firm. She previously served as a member of the Executive Committee of Liz Claiborne, Inc. from 1989 to 1993 and was responsible for acquisitions, start-ups and new business opportunities in 1993. Prior to that, Ms. McLemore was President of Liz Claiborne Accessories from 1980 to 1992. She serves as a Director for Santa Monica Amusements, Inc., Super Graphics, Inc. and Talton Holdings, Inc.

Officers

      Beverly Eichel has been the Executive Vice President of the Company since April 1996, with responsibility for retail store operations. Additionally, she has been the Chief Financial Officer of the Company since July 1992, having previously been its Controller since October 1987. Prior to that, she was the Director of Accounting for MGM/UA Home Video from 1984 to 1987 and a senior accountant with Ernst & Whinney (now known as Ernst & Young LLP), a public accounting firm, from 1980 to 1984. She is a member of American Institute of Certified Public Accountants in New York.

      Margaret B. Pritchard has been the Vice President, Business Development of the Company since June 1, 1997. Ms. Pritchard has also been the General Counsel of the Company since October 1, 1997, having previously served as the Company's Assistant General Counsel since June 1, 1997. She was appointed Secretary of the Company by the Board of Directors on December 10, 1997. Prior to joining the Company, Ms. Pritchard was an associate with the law firm of Fried, Frank, Harris, Shriver & Jacobson in New York.

      Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to Fiscal 1997. Based on written representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, the only late reports filed for Fiscal 1997 were Form 4's for each of Andrew Astrachan, Gabriel Brener, Nina McLemore, Michael Hsieh, James P. Jalil and David Chu relating to formula stock option grants under the Company's 1992 Stock Option Plan.

Board of Directors and Board Committees

      The Board of Directors met eleven times in 1997.

      The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Donald Schupak, Cathy Volker, Nina McLemore and Andrew J. Astrachan. The Executive Committee held one meeting during 1997.

      The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee consist of Larry
B. Shelton, Henry T. Mortimer, Michael Hsieh and James P. Jalil. The Audit Committee held one meeting during 1997.

      The Compensation Committee is generally responsible for reviewing and making recommendations to the Board of Directors concerning remuneration of the Company's key employees, including executive officers. The Compensation Committee also grants stock options pursuant to the Stock Option Plan. The members of the Compensation Committee consist of Gabriel Brener, Donald Schupak and Michael Hsieh. The Compensation Committee did not meet during 1997.

      The Nominating Committee is generally responsible for recommending appropriate individuals to serve as members of the Board of Directors. The members of the Nominating Committee consist of Donald Schupak, Andrew J. Astrachan and Nina McLemore. The Nominating Committee did not meet during 1997.

ITEM 11.   EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had only four executive officers during the fiscal year ended December 27, 1997 ("fiscal 1997"). On March 2, 1998, Mrs. Domuracki was replaced as Chief Executive Officer. Mr. Dean resigned his position effective October 1, 1997. (See "Employment Agreement -Edwin Dean"). In 1995, the Company's Board of Directors approved a change in the fiscal year end to the last Saturday in December from the last Saturday in March, effective December 30, 1995. As a result, the information set forth in the table below as "NM 1995" is for the nine-month transition period ended December 30, 1995, and the information for 1995 is for the fiscal year ended March 25, 1995.

================================================================================

Name and           Fiscal  Salary    Bonus   Other    Stock      All Other
Principal          Year    ($)       ($)     Annual   Options    Compensation($)
Position                                     Compen-  (#)        (7)
                                             sation
--------------------------------------------------------------------------------
Mary Ann           1997    350,000   37,500  0        1,020,00     4,436
Domuracki(1)       1996    353,865   60,000  0        0            5,072
Chief Executive    NM1995  202,500   0       0        15,000       1,298
Officer and        1995    292,500   0       0        79,384(2)    5,075
President
--------------------------------------------------------------------------------

Edwin W. Dean(3)   1997    150,000   0       0        0              591
Vice Chairman,     1996    205,000   25,000  0        0            1,407
General Counsel    NM1995  195,600   0       0        49,384(4)    8,545
And Secretary      1995    286,666   0       0        0           11,580
--------------------------------------------------------------------------------
Beverly Eichel(5)  1997    250,000   37,500  0        680,000      4,026
Executive Vice     1996    228,942   40,000  0        0            4,767
President and      NM1995  168,750   0       0        10,000       2,381
Chief Financial    1995    243,750   0       0        71,359(6)    4,444
Officer
--------------------------------------------------------------------------------
Margaret B.        1997    127,692   0       0        100,000          0
Pritchard(8)
Vice President,
Secretary and
General Counsel
================================================================================

(1) Ms. Domuracki became Chief Executive Officer of the Company on April 1, 1996. Salary for fiscal 1995 reflects voluntary salary reductions from $300,000 to $270,000 that took effect January 1, 1995, and from $350,000 to $270,000 that were in effect during the Nine Months 1995 and fiscal 1996. Effective November 1, 1996, the full contracted salary rate of $350,000 was reinstated. In addition, on November 29, 1996 Ms. Domuracki received a lump sum payment in the amount of $71,250 representing payment of the contractual amount of salary due her for the period April 1, 1995 through October 31, 1996, less the voluntary 10% salary reduction which was in effect during that period. Ms. Domuracki was replaced as Chief Executive Officer of the Company on March 2, 1998.

(2) Amounts shown include options for an aggregate of 39,384 shares that were repriced effective July 1994 at $4.00 per share, replacing options for 14,384 shares granted in fiscal 1993 with an exercise price of $13.00 per share and options for 25,000 shares granted in fiscal 1994 with an exercise price of $6.275 per share.

(3) Salary for fiscal 1995, the Nine Months 1995 and fiscal 1996 reflects a voluntary salary reduction from $300,000 to $260,000 that was in effect from January 1, 1995 to March 31, 1996.

(4) Amounts shown include options for an aggregate of 39,384 shares that were repriced effective June 26, 1995 at $4.00 per share replacing options for 4,384 shares granted in fiscal 1992 with an exercise price of $13.00 per share, and options for 25,000 shares granted in fiscal 1993 with an exercise price of $6.375 per share

(5) Ms. Eichel became Executive Vice President of the Company in April 1996. Salary for fiscal 1995, the Nine Months 1995 and fiscal 1996 reflects a voluntary salary reduction from $250,000 to $225,000 that was in effect from January 1, 1995 to November 1, 1996, at which time the full contracted salary rate of $250,000 was reinstated.

(6) Amounts shown include options for an aggregate of 31,359 shares that were repriced effective July 1, 1994 at $4.00 per share, replacing options for 6,359 shares granted in fiscal 1993 with an exercise price of $13.00 per share, and options for 25,000 shares granted in fiscal 1994 with an exercise price of $6.275 per share.

(7) Amounts shown under "All Other Compensation" for 1997 for Ms. Domuracki and Ms. Eichel represent premiums paid by the Company in respect of life insurance policies for the benefit of Ms. Domuracki and Ms. Eichel in the amount of $1,470 and $1,060 respectively and $2,375 for each contributed by the Company in 1997 as the 25% matching contribution for the first 6% of earnings contributed by such individuals to the Company's Savings Plan, a tax qualified defined contribution plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participant's contributions up to 6% of such compensation. A participant becomes 33-1/3% vested in the matching contributions after three years of service, 66-2/3% after four years of service and 100% after five years of service. In addition, included for Ms. Domuracki, Ms. Eichel and Mr. Dean is a discretionary profit sharing contribution of $591 on behalf of each made by the Company in 1997 in shares of Common Stock (314 shares each). The Savings Plan provides for a discretionary profit sharing contribution. A participant becomes fully vested in a profit sharing contribution after five years of service.

(8) Amounts shown under "Salary" for Ms. Pritchard represent amounts earned for the period May 1, 1997 through December 27, 1997, based on a base salary rate of $180,000.

Stock Option Grants in Last Fiscal Year

     The following table shows information for Fiscal Year 1997 respecting stock option grants to each named executive officer.

================================================================================
                         Individual Grants                    Grant Date Value
--------------------------------------------------------------------------------

                 Number of      Percent of
                 Securities     Total Options                          Present
                 Underlying     Granted to                   Expira-   Value
                 Options        Employees in     Exercise    tion      Grant
Name             Granted        Fiscal Year      Price       Date      Date(4)
--------------------------------------------------------------------------------

Mary Ann         1,020,000(1)   24%              $.30        2004      122,400
Domuracki
--------------------------------------------------------------------------------

Edwin W. Dean    --             --               --          --        --

--------------------------------------------------------------------------------

Beverly Eichel   680,000 (2)    16%              $.30        2004      81,600

--------------------------------------------------------------------------------

Margaret B.      100,000 (3)    2%               $.625       2004      4,000
Pritchard
================================================================================

(1) Pursuant to the terms of a Stock Option Agreement between the Company and Mrs. Domuracki, dated September 22, 1997, Mrs. Domuracki was granted 1,020,000 options to purchase Common Stock at a per share exercise price of $.30, 630,000 of which were exercisable immediately. The balance of the options were to vest over a three year period provided Mrs. Domuracki were an employee of the Company at such time. Mrs. Domuracki was replaced as Chief Executive Officer in March 1998. Of the 630,000 options which are presently exercisable, 120,000 are exercisable through September 2004 and 510,000 are generally exercisable through March 1999.

(2) Pursuant to the terms of a Stock Option Agreement between the Company and Ms. Eichel, dated September 22, 1997, Ms. Eichel was granted 680,000 options to purchase Common Stock at a per share price of $.30, 420,000 of which were exercisable immediately. The balance of the options vest over a three year period, provided Ms. Eichel is an employee of the Company at such time. The options are, under certain circumstances, exercisable through September 2004.

(3) Pursuant to the terms of a Stock Options Agreement between the Company and Ms. Pritchard, dated October 1, 1997, Ms. Pritchard was granted 100,000 options to purchase Common Stock at a per share price of $.625. The options vest over a three year period and are, under certain circumstances, exercisable through October 1, 2004.

(4) The present values on the grant date are calculated under the Black-Scholes valuation model. The Black-Scholes valuation model is a mathematical formula used to value options, and considers historical stock price volatility, the exercise period of the option and interest rates. Historical stock price volatility has been measured from January 1, 1995 to March 3, 1997. The Black-Scholes valuation model was chosen in accordance with Securities and Exchange Commission rules; however, this model should not be construed as an endorsement of its accuracy at valuing options. The real value of the options in this table depends upon the actual performance of the Common Stock during the applicable period.

      Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table shows information for fiscal 1997 respecting stock options for each named executive officer.

================================================================================

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-The-Money
                        Shares                     Options at    Options at
                        Acquired on     Value      Fiscal Year   Fiscal Year
Name                    Exercise        Realized   End (1)       End (2)($)

--------------------------------------------------------------------------------

Mary Ann Domuracki      --              $0           1,114,384     $390,034
--------------------------------------------------------------------------------

Edwin W. Dean           --              $0           49,384(3)     $0
--------------------------------------------------------------------------------

Beverly Eichel          --              $0           761,359       $266,476
--------------------------------------------------------------------------------

Margaret B. Pritchard   --              $0           100,000       $2,500
================================================================================

(1) 1,275,127 options are presently exercisable.

(2) The value of an unexercised option at December 27, 1997 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 27, 1997, as published by the National Quotation Bureau.

(3) Mr. Dean's options are exercisable through September 2000.

Employment Agreements

    Donald Schupak
    --------------

    On March 27, 1997, Donald Schupak was elected Chairman of the Board of the Company and the Company entered into a "Heads of Agreement" letter with him. This agreement engaged him as Chairman of the Board, reporting to the Board of Directors, until the earlier of (i) the consummation of an equity transaction,
(ii) consummation of a refinancing transaction, or (iii) December 31, 1997. His duties under such agreement included taking a leadership role with respect to the raising of equity capital and the development of a long-term business plan. As part of his compensation for such services he was granted an option to acquire 4% of the Common Stock outstanding, on a fully diluted basis, immediately following the completion of an equity transaction. Upon the consummation of the Capital Contribution and the Refinancing, the Heads of Agreement letter was terminated, the option previously granted was cancelled, and Mr. Schupak purchased the Schupak Warrant.

    M. Catherine Volker
    -------------------

      On February 2, 1998, the Company entered into an employment agreement with Catherine Volker, employing her as Chief Executive Officer of the Company from March 2, 1998 until February 28, 2003, subject to earlier termination for death, resignation or removal. Ms. Volker's annual base salary is $375,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as indentified by the Board upon consultation with Ms. Volker and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 26, 1998 shall be no less that $187,500. Under Ms. Volker's agreement, if she resigns her employment for `good reason' (as defined), if the Company terminates her employment without `cause' (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.

    Mary Ann Domuracki
    ------------------

    On August 1, 1994, the Company entered into an employment agreement with Mary Ann Domuracki employing her as President and Chief Operating Officer until she resigns or is terminated. This agreement was amended as of April 4, 1996 to provide for her employment as Chief Executive Officer and was further amended, most recently, on September 22, 1997, in connection with the Capital Contribution. Her base salary compensation is presently $350,000.

    On March 2, 1998, Ms. Domuracki was replaced as Chief Executive Officer of the Company. Pursuant to the terms of her employment agreement, Ms. Domuracki will continue to receive compensation and benefits under such agreement for the two year period following her replacement (offset by compensation received from any new employer after one year).

    Edwin W. Dean
    -------------

    On April 1, 1996, the Company entered into an employment agreement with Edwin W. Dean which employed him as Vice Chairman of the Board, General Counsel and Secretary until he resigned or was terminated. His annual base salary compensation was $260,000 through June 30, 1996, and thereafter was $150,000. In connection with the closing of the Capital Contribution, Edwin W. Dean resigned his position as Vice Chairman of the Board of Directors, General Counsel and Secretary on September 30, 1997. Pursuant to the terms of the employment agreement dated as of April 1, 1996, between Mr. Dean and the Company, Mr. Dean will continue to receive compensation and benefits under such agreement for the two-year period to follow his resignation (offset by compensation received from any new employer after one year).

    Beverly Eichel
    --------------

    On August 1, 1994, the Company entered into an employment agreement with Beverly Eichel employing her as Vice President and Chief Financial Officer until she resigns or is terminated. This agreement was amended as of April 4, 1996 to provide for her employment as Executive Vice President and Chief Financial Officer. This Agreement was further amended several times, most recently on September 22, 1997 in connection with the Capital Contribution. Her base salary compensation is $250,000, with the amount subject to annual adjustment by the Chief Executive Officer with the approval of the Compensation Committee of the Board of Directors, but not to be less than $250,000. The Board of Directors shall consider an annual bonus for Ms. Eichel during each fiscal year that she continues in the employment of the Company, and shall grant such bonus in its discretion, taking into consideration the recommendation of the Chairman of the Board and performance criteria. Under the employment agreement, if the Company terminates her employment without "cause," (as defined), or if she resigns by reason of a "change of control," (as defined) (i) the Company will be obligated to continue her base salary payments for two years thereafter, at the annual rate of $250,000 (offset by compensation received from any new employer after one year), (ii) the Company will make a prorated bonus payment for the fiscal year then in progress and (iii) any granted, but unvested, stock options that she holds (excluding the options granted in connection with the amendment of her employment agreement described above in "--Stock Option Plan") shall vest immediately.

    In connection with the Capital Contribution, Ms. Eichel's employment agreement was amended in certain respects. Under the terms of the amendment (i) Ms. Eichel agreed to defer her right to resign after the "change in control" which occurred as a result of the Capital Contribution and receive additional compensation until the period commencing September 22, 1998 and ending 30 days thereafter, (ii) the definition of "change in control" under the employment agreement was changed, generally, to be deemed to occur only when (x) any person acquires greater than 50% of the Company's securities or all or substantially all of the Company's assets, or (y) a majority of the Company's directors elected at any subsequent meeting of the Company's stockholders are not nominated by the then current Board of the Company, (iii) the period of noncompetition after a termination of employment was reduced from twelve months to nine months, (iv) Ms. Eichel was granted options to purchase 680,000 shares of Common Stock, at an exercise price of $.30 per share, of which options to purchase 420,000 were immediately vested, and options to purchase 86,666 will become vested on each of the first three anniversaries of the closing of the Refinancing, and (v) for each fiscal year after the fiscal year ending December, 1997, the Chairman of the Board in consultation with Ms. Eichel will recommend the establishment of an annual bonus plan, including benchmarks and hurdles as shall be approved by the Board, for Ms. Eichel.

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

Compensation of Directors

    Directors who are employees of the Company are not compensated for serving as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000 plus fees of $1,000 per day for attendance at meetings of the Board of Directors and $500 per day for attendance at meetings of its committees. Each of the directors appointed by Danskin Investors has agreed to waive receipt of such amount through December 31, 1998. All non-employee directors of the Company are reimbursed for out-of-pocket expenses. In addition, each non-employee director receives, upon such person's initial election as a director, a grant of an option to purchase 20,000 shares of the Common Stock under the Stock Option Plan at fair market value, exercisable in three equal installments on the first, second and third anniversaries of the grant date. Mr. Schupak has agreed to defer the grant of his options until an amendment to the Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance thereunder.

    Although neither Mr. Schupak nor Ms. McLemore receives a salary from the Company, the Company provides for a payment of $10,000 per month to each of Mr. Schupak and Ms. McLemore to defray their respective office overhead, and each is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of their duties.

                              CERTAIN TRANSACTIONS

    On September 22, 1997, in connection with the Capital Contribution, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, the Schupak Warrant for the purchase of 5,372,315 shares of Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. On the Contribution Closing Date, in consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of
(x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, commencing on the date of effectiveness of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of its authorized shares to 100,000,000 and prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, David Chu, a director of the Company, purchased from the Company, for $14,815, a warrant for the purchase of 795,900 shares of Common Stock at an exercise price of $.30 per share.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 1, 1998, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director and each named executive officer; and (iii) all executive officers and directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. On March 1, 1998, there were outstanding 10,089,207 shares of Common Stock (including 1,083 shares held by a subsidiary of the Company) and 2,400 shares of Series D Preferred Stock.

                                                    Beneficial Ownership
                                         ---------------------------------------
                                                                     Percent of
                                                                    Outstanding
        Name and Address                 Amount and Nature of           Voting
       of Beneficial Owner               Beneficial Ownership        Securities*
--------------------------------------------------------------------------------
Danskin Investors, L.L.C.(1)             48,160,980 Common Stock         80.6%
9595 Wilshire Boulevard                     2,311.7 Series D             96.3%
Beverly Hills, CA  90212                            Preferred Stock

The Oppenheimer Bond Fund For Growth(2)   5,318,636 Common Stock         10.5%
350 Linden Oaks                                88.3 Series D              3.7%
Rochester, NY 14625                                 Preferred Stock

Donald Schupak (3)                        5,392,315 Common Stock          9.7%
                                                  0 Series D                0%
                                                    Preferred Stock

Nina McLemore (4)                           795,899 Common Stock          1.6%
                                                  0 Series D                0%
                                                    Preferred Stock

David Chu (5)                               795,900 Common Stock          1.6%
                                                  0 Series D                0%
                                                    Preferred Stock

M. Catherine Volker                         750,000 Common Stock          1.5%
                                                  0 Series D                0%
                                                    Preferred Stock

Mary Ann Domuracki (6)                      736,803 Common Stock          1.5%
                                                  0 Series D                0%
                                                    Preferred Stock

Beverly Eichel (7)                          501,576 Common Stock          1.0%
                                                  0 Series D                0%
                                                    Preferred Stock

Margaret B. Pritchard                             0 Common Stock            0%
                                                  0 Series D                0%
                                                    Preferred Stock

Henry T. Mortimer, Jr. (8)                   20,000 Common Stock          .04%
                                                  0 Series D                0%
                                                    Preferred Stock

Larry B. Shelton (8)                         20,000 Common Stock          .04%
                                                  0 Series D                0%
                                                    Preferred Stock

Andrew J. Astrachan                               0 Common Stock            0%
                                                  0 Series D                0%
                                                    Preferred Stock

Gabriel Brener                                    0 Common Stock            0%
                                                  0 Series D                0%
                                                    Preferred Stock

Michael Hsieh                                     0 Common Stock            0%
                                                  0 Series D                0%
                                                    Preferred Stock

James P. Jalil                                    0 Common Stock            0%
                                                  0 Series D                0%
                                                    Preferred Stock

All directors and executive               9,012,493 Common Stock         15.2%
officers as a group (13                           0 Series D                0%
persons)(9)                                         Preferred Stock


----------
* For the purpose of this calculation, the outstanding voting securities of the Company include 10,089,207 shares of Common Stock presently issued and 40,000,000 shares of Common Stock, issuable upon the conversion of the Series D Preferred Stock that the holders of the Series D Preferred Stock are currently entitled to vote.

(1) The amount shown as Common Stock includes those shares of Common Stock issuable upon conversion of the shares of Series D Preferred Stock held by the beneficial owner and a presently exercisable warrant. Each share of Series D Preferred Stock entitles the holder thereof to one vote per share for each share of Common Stock that would be issued upon conversion of a share of Series D Preferred Stock (16,666.66 votes per share).

(2) The amount shown as Common Stock includes those shares of Common Stock issuable upon conversion of the shares of Series D Preferred Stock held by the beneficial owner and a presently exercisable warrant. Each share of Series D Preferred Stock entitles the holder thereof to one vote per share for each share of Common Stock that would be issued upon conversion of a share of Series D Preferred Stock (16,666.66 votes per share).

(3) Includes 5,372,315 shares of Common Stock underlying a presently exercisable warrant and 20,000 shares of Common Stock underlying presently exercisable options which, if granted, would have vested upon the change of control resulting from the Capital Contribution. Mr. Schupak was entitled to the automatic grant of an option to purchase 20,000 shares of Common Stock upon his appointment as a Director of the Company, but agreed to defer such grant until an amendment to the Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance upon exercise of options granted thereunder.

(4) Includes 795,899 shares of Common Stock underlying presently exercisable options.

(5) Includes 795,900 shares of Common Stock underlying a presently exercisable warrant.

(6) Includes 3,800 shares held by Ms. Domuracki as custodian for her children, as to which shares Mr. Domuracki has sole voting and investment power; 2,000 shares held by her spouse, as to which shares Ms. Domuracki disclaims beneficial ownership; 6,619 shares beneficially owned by Ms. Domuracki through the Company's Savings Plan, as to which shares Ms. Domuracki has sole voting and investment power; and 724,384 shares underlying presently exercisable options.

(7) Includes 217 shares of Common Stock owned of record by Ms. Eichel, as to which shares Ms. Eichel has sole voting and investment power; and 501,359 shares of Common Stock underlying presently exercisable options.

(8) Includes, 20,000 shares of Common Stock underlying presently exercisable options.

(9) Includes 2,081,642 shares of Common Stock issuable upon the exercise of presently exercisable stock options (including options to purchase 20,000 shares of Common Stock to which Mr. Schupak became entitled upon his appointment as a director described in Note 5 above), 6,168,215 shares of Common Stock issuable upon the purchase of shares of Common Stock pursuant to presently exercisable warrants and 762,636 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

      1.    Financial Statements

      2.    Financial Statement Schedules

      The financial statements and financial statement schedules included in this Annual Report on Form 10-K are listed in the accompanying Index to the Financial Statements on Page F-1 of this Form 10-K.

      All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

      3.    Exhibits

      The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Form 10-K.

Exhibit
Number      Description
------      -----------

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

3.1.3## Certificate of Amendment, dated the 27th day of January 1998 to the Amended and Restated Certificate of Incorporation of the Registrant.

3.2 Amended and Restated Certificate of Incorporation of the Registrant dated as of January 27, 1998.

4.1         Form of Certificate for Common Stock of the Registrant.
            (Incorporated by reference to Exhibit 4.1 to Amendment No. 1.)

4.2 Securities Purchase Agreement, dated as of September 22, 1997, between the Registrant and Danskin Investors, LLC. (Incorporated by refence to Registrant's Form 8-K dated September 22, 1997.

4.2.1 Form of Warrant Issued to Danskin Investors, LLC. (Incorporated by reference to Registrant's Form 8-K dated September 22, 1997.

4.2.2 Certificate of Designations of Series C Cumulative Convertible Preferred Stock (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.

4.2.3 Certificate of Designations of Series D Cumulative Convertible Preferred Stock. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)

4.2.4 Promissory Notes of the Registrant's in favor of Danskin Investors, LLC. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)

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

*10.6.3E##  Amendment Four, effective as of November 1, 1996, to Amended
            Employment Agreement dated as of August 1, 1994 between the Registrant and Mary Ann Domuracki.

*10.6.3F##  Amendment Five, effective as of September 22, 1997, to Amended
            Employment Agreement dated as of August 1, 1994 between the Registrant and Mary Ann Domuracki.

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

*10.6.4E Amendment Four effective as of November 1, 1996 to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4E to the Registrant's Form 10Q for the fiscal quarter ended March 29, 1997.)

*10.6.4F##  Amendment Five effective as of September 22, 1997 to Amended
            Employment Agreement dated as of August 1, 1994 between the Registrant and Beverly Eichel.

*10.6.5##   Employment Agreement, dated February 2, 1998, between the Registrant and Catherine Volker.

*10.6.6##   Stock Option Plan and Agreement, dated February 2, 1998, between the
            Registrant and Catherine Volker.

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

10.10.6 License Agreement dated November 1, 1996 between Wundies, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.10.6 to the Registrant's Form 10-Q for the fiscal quarter ended June 28, 1997.)

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

10.16.25D   Fourth Amendment dated July 31, 1996 to the Amended and Restated
            Loan Agreement between the Registrant and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit
            10.16.25D to the Registrant's Form 10-Q for the fiscal quarter ended
            December 25, 1993)

10.16.25E   Fifth Amendment dated December 31, 1996 to the Amended and Restated
            Loan Agreement between the Registrant and First Union National Bank of North Carolina, as Agent (Incorporated by reference to Exhibit
            10.16.25E to the Registrant's Form 10-K for the fiscal year ended
            December 28, 1996).

10.16.25F   Sixth Amendment dated March 27, 1997 to the Amended and Restated
            Loan Agreement between the Registrant and First Union National Bank of North Carolina, as Agent (Incorporated by reference to Exhibit
            10.16.25E to the Registrant's Form 10-K for the fiscal year ended
            December 28, 1996).

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

10.29 Certificate of Designations of the Registrant dated August 5, 1996. (Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on August 6, 1996.)

10.29.1 Exchange Agreement dated as of August 6, 1996 between the Registrant and the Oppenheimer Bond Fund For Growth. (Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on August 6, 1996.)

10.29.2 Registration Rights Agreement dated as of August 6, 1996 between the Registrant and the Oppenheimer Bond Fund For Growth. (Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on August 6, 1996.)

10.30 Heads of Agreement dated March 27, 1997 between the Registrant and Donald Schupak (Incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 28, 1996).

10.31##     Financial Data Schedule.

21.1##      Subsidiaries of the Registrant.

23.1##      Consent of Arthur Andersen LLP.

23.2##      Consent of Deloitte & Touche, LLP

99.1        Press release dated May 20, 1997. (Incorporated by reference to
            Exhibit 99.1 to the Registrant's Form 8K dated May 19, 1997.)

99.2 Press release dated September 23, 1997. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)

---------------
## Filed herewith

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1998.

                                 DANSKIN, INC.

                                 By /s/ M. Catherine Volker
                                    --------------------------------
                                 Chief Executive Officer

Date:     March 27, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Capacity in Which Signed          Date
---------                       ------------------------          ----

/s/ M. Catherine Volker
----------------------------    Chief Executive Officer           March 27, 1998
M. Catherine Volker

/s/ Donald Schupak
----------------------------    Chairman of the Board             March 27, 1998
Donald Schupak

/s/ Nina McLemore
----------------------------    Vice Chairperson of the Board     March 27, 1998
Nina McLemore

/s/ Beverly Eichel              Executive Vice President          March 27, 1998
----------------------------    and Chief Financial Officer
Beverly Eichel

/s/ Andrew J. Astrachan         Director                          March 27, 1998
----------------------------
Andrew J. Astrachan

/s/ Gabriel Brener
----------------------------    Director                          March 27, 1998
Gabriel Brener

/s/ David Chu
----------------------------    Director                          March 27, 1998
David Chu

/s/ Michael Hsieh
----------------------------    Director                          March 27, 1998
Michael Hsieh

/s/ James P. Jalil
----------------------------    Director                          March 27, 1998
James P. Jalil

/s/ Larry Shelton
----------------------------    Director                          March 27, 1998
Larry Shelton

/s/ H. Timothy Mortimer
----------------------------    Director                          March 27, 1998
H. Timothy Mortimer

                         DANSKIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants                                    F-2

Report of Previous Independent Public Accountants                           F-3

Consolidated Financial Statements as of December 30, 1995 and December 28, 1996 and for the nine months ended
December 30, 1995, for the year ended December 28,
1996 and the year ended December 27, 1997:

          Consolidated Balance Sheets as of December 28, 1996
          and December 27, 1997                                             F-4

          Consolidated Statements of Operations for the nine
          months ended December 30, 1995, for the fiscal year
          ended December 28, 1996 and for the fiscal year ended
          December 27, 1997                                                 F-5

          Consolidated Statements of Stockholders' Equity
          for the nine months ended December 30, 1995, for
          the fiscal year ended December 28, 1996 and for
          the fiscal year ended December 27, 1997                           F-6

          Consolidated Statements of Cash Flows for the
          nine months ended December 30, 1995, for the fiscal
          year ended December 28, 1996 and for the fiscal year
          ended December 27, 1997                                           F-7

          Notes to Consolidated Financial Statements                F-8 to F-25

Supplemental Financial Information:

          Unaudited Selected Quarterly Financial Information                S-1

Financial Statement Schedule:

          Schedule II Schedule of Valuation and Qualifying
          Accounts                                                          S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Danskin, Inc.:

We have audited the accompanying consolidated balance sheet of Danskin, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 27, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The amounts in this schedule for the year ended December 27, 1997, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

New York, New York
March 6, 1998

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of DANSKIN, INC.:

We have audited the accompanying consolidated balance sheet of Danskin, Inc. and Subsidiaries (the "Company") as of December 28, 1996 and related consolidated statements of operations, stockholders' equity and cash flows for the fiscal nine months ended December 30, 1995 and for the fiscal year ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 28, 1996, and the results of their operations and their cash flows for the fiscal nine months ended December 30, 1995 and for the year ended December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 14, 1997, [Except for Note 11 for which the date is March 27, 1997]

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                          December 28, 1996   December 27, 1997
                                          -----------------   -----------------
ASSETS

Current assets:
      Cash and cash equivalents                $  1,177,000        $    808,000
      Accounts receivable, less
          allowance for doubtful
          accounts of $938,000 at
          December 28, 1996 and
          $848,000 at December 27, 1997          16,093,000          14,935,000
      Inventories                                34,075,000          28,714,000
      Prepaid expenses and other
          current assets                          3,397,000           1,926,000
                                               ------------        ------------
          Total current assets                   54,742,000          46,383,000

Property, plant and equipment - net
      of accumulated depreciation
      and amortization of $7,721,000
      at December 28, 1996 and
      $8,671,000 at December 27, 1997             9,292,000           7,591,000
Other assets                                      2,906,000           1,028,000
                                               ------------        ------------
Total Assets                                   $ 66,940,000        $ 55,002,000
                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Revolving loan payable                   $  9,969,000        $  8,539,000
      Current portion of long-term debt                  --             333,000
      Accounts payable                            9,682,000           8,043,000
      Accrued expenses                           10,532,000          10,614,000
                                               ------------        ------------
          Total current liabilities              30,183,000          27,529,000
                                               ------------        ------------

Long-term debt, net of current maturities        31,589,000           9,667,000
Subordinated Debt                                        --           3,000,000
Accrued retirement costs                          4,367,000           1,985,000
                                               ------------        ------------
          Total long-term liabilities            35,956,000          14,652,000
                                               ------------        ------------

Total Liabilities                                66,139,000          42,181,000
                                               ------------        ------------
Commitments and contingencies

Series D Cumulative Convertible Preferred
          Stock, Liquidation Value
          $12,000,000 and 2,400 shares                   --          11,140,000

Stockholders' Equity
      Preferred Stock, $.01 par value,
          10,000 shares authorized;
          1000 shares issued at
          December 28, 1996                              10                  --

      Common Stock, $.01 par value,
          20,000,000 shares authorized,
          6,047,255 shares issued at
          December 28, 1996 and
          10,074,290 shares issued at
          December 27, 1997, less
          1,000 shares held by subsidiary
          at December 28, 1996
          and 1,083 at December 27, 1997             60,463             100,732
      Additional paid-in capital                 19,650,527          20,366,268
      Accumulated deficit                       (16,345,000)        (16,511,000)
      Minimum pension liability adjustment       (2,565,000)         (2,275,000)
                                               ------------        ------------
                Total Stockholders' Equity          801,000           1,681,000
                                               ============        ============
Total Liabilities and Stockholders' Equity     $ 66,940,000        $ 55,002,000
                                               ============        ============


                See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Fiscal
                                  Nine Months      Fiscal Year     Fiscal Year
                                     Ended            Ended           Ended
                                  December 30,     December 28,    December 27,
                                      1995             1996            1997
                                  -------------   -------------   -------------

Net revenues                      $  93,787,000   $ 128,145,000   $ 121,986,000
Cost of goods sold                   62,181,000      83,610,000      81,822,000
                                  -------------   -------------   -------------
  Gross profit                       31,606,000      44,535,000      40,164,000

Selling, general and
  administrative expenses            29,468,000      42,069,000      40,125,000
Non-recurring charges                 1,100,000              --         300,000
Provision for doubtful
  accounts receivable                   383,000         (43,000)         49,000
Interest expense                      3,699,000       4,721,000       4,278,000
                                  -------------   -------------   -------------
                                     34,650,000      46,747,000      44,752,000

Loss before income tax
  (benefit) provision  and
  extraordinary items                (3,044,000)     (2,212,000)     (4,588,000)
(Benefit) provision for
  income taxes                          178,000       2,777,000         245,000
                                  -------------   -------------   -------------
Net loss before
  extraordinary items                (3,222,000)     (4,989,000)     (4,833,000)

Extraordinary gain from
  early retirement of debt                   --              --       5,245,000
                                  -------------   -------------   -------------
Net (loss) income                    (3,222,000)     (4,989,000)        412,000

Preferred dividends                          --         202,000         425,000
                                  -------------   -------------   -------------

Net loss applicable
  to Common Stock                   ($3,222,000)    ($5,191,000)       ($13,000)
                                  =============   =============   =============
Basic net income (loss)
  per share:
Net income (loss) per share
  before extraordinary items             ($0.50)         ($0.80)         ($0.66)

Net income (loss) per share
  for extraordinary items                    --              --            0.66

Net income (loss) per share       -------------   -------------   -------------
  after extraordinary items              ($0.50)         ($0.80)         ($0.00)
                                  =============   =============   =============

Weighted average number
  of common shares                    6,415,000       6,513,000       7,942,000
                                  =============   =============   =============
Diluted net income (loss)
  per share:
Net (loss) per share before
  extraordinary items                    ($0.50)         ($0.80)         ($0.66)

Net income per share for
  extraordinary items                        --              --            0.66

Net income (loss) per share       -------------   -------------   -------------
  after extraordinary items              ($0.50)         ($0.80)         ($0.00)
                                  =============   =============   =============

Weighted average number of
  common shares and share
  equivalents (Note  1)               6,415,000       6,513,000       7,942,000
                                  =============   =============   =============

                See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             Minimum
                                                                              Additional                     Pension
                                  Preferred  Stock   Common Stock               Paid-in      Accumulated     Liability
                                    Shares   Amount    Shares       Amount      Capital        Deficit       Adjustment     Total
                                  ---------  ------  ------------   -------   -----------   -------------   ------------   --------
Balance, March 25, 1995                               5,921,207     $59,212   $14,450,788   ($7,932,000)   ($1,383,000)   5,195,000

  Net loss                                                                                   (3,222,000)                 (3,222,000)
  Purchase and retirement of
    Common Stock                                        (12,103)       (121)      (31,002)                                  (31,123)
  Sale of Common Stock to
    Employee Savings Plan                                12,271         123        30,000                                    30,123
  Warrants granted to lender                                                      164,000                                   164,000
  Minimum pension liability
    adjustment                                                                                                 (617,000)   (617,000)

Balance, December 30, 1995                            5,921,375     $59,214   $14,613,786   ($11,154,000)   ($2,000,000) $1,519,000

  Net loss                                                                                    (4,989,000)                (4,989,000)
  Preferred Stock dividend                                                                      (202,000)                  (202,000)
  Purchase and retirement of
    Common Stock                                        (41,013)       (410)     (139,162)                                 (139,572)
  Sales and contribution of
    Common Stock to Employee
    Savings Plan                                         55,893         559       178,263                                   178,822
  Common Stock option exercises                         110,000       1,100       317,650                                   318,750
  Issuance of Preferred Stock        1,000      10                              4,694,990                                 4,695,000
  Accumulated translation
    adjustment                                                                    (15,000)                                  (15,000)
  Minimum pension liability
    adjustment                                                                                                 (565,000)   (565,000)

Balance, December 28, 1996           1,000     $10    6,046,255     $60,463   $19,650,527   ($16,345,000)   ($2,565,000)   $801,000

  Net income                                                                                     412,000                    412,000
  Preferred Stock dividend                               56,689         567       124,433       (125,000)
  Reversal of accrued preferred
    stock dividend - 1996                                                                         41,000                     41,000
  Common Stock dividend                                 511,171       5,111       147,889       (153,000)
  Purchase and retirement of
    Common Stock                                         (9,415)        (94)      (19,545)                                  (19,639)
  Sales and contribution of
    Common Stock to Employee
    Savings Plan                                         32,293         323        59,595                                    59,918
  Exchange of 10% Cumulative
    Preferred Stock for shares of
    Common Stock                    (1,000)    (10)   3,333,333      33,333       (33,323)
  Preferred Stock dividend                              102,881       1,029       123,971       (125,000)
  Series D preferred dividend                                                                   (216,000)                  (216,000)
  Warrants                                                                        358,993                                   358,993
  Accumulated translation
    adjustment                                                                     15,000                                    15,000
  Rights Redemption                                                               (61,272)                                  (61,272)
  Minimum pension liability
    adjustment                                                                                                  290,000     290,000

Balance, December 27, 1997               0     $ 0   10,073,207    $100,732   $20,366,268   ($16,511,000)   ($2,275,000) $1,681,000


                See Notes to Consolidated Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended    Fiscal Year Ended   Fiscal Year Ended
                                                                         December 30, 1995    December 28, 1996   December 27, 1997
                                                                         -----------------    -----------------   -----------------
Cash Flows From Operating Activities:

Net income (loss)                                                           ($ 3,222,000)        ($4,989,000)        $   412,000
Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
  Depreciation and amortization                                                2,122,000           2,616,000           2,476,000
  Write-off of certain trademarks and other long-term assets                          --                  --                  --
  Extraordinary gain on early retirement of debt                                      --                  --          (5,245,000)
  Provision for doubtful accounts receivable                                     383,000             (43,000)             49,000
  Loss on sale of property, plant and equipment                                       --              28,000              68,000
  Deferred income taxes                                                               --           2,536,000                  --
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 5,200,000          (1,419,000)          1,109,000
    (Increase) decrease in inventories                                         4,235,000          (3,226,000)          5,361,000
    (Increase) decrease in prepaid expenses and other
       current assets                                                           (324,000)            (62,000)         (1,553,000)
    Increase (decrease) in accounts payable                                   (1,746,000)            321,000          (1,639,000)
    Increase (decrease) in accrued expenses                                     (984,000)             77,000          (2,184,000)
    Other                                                                        414,000                  --                  --
                                                                            ------------         -----------         -----------
Net cash (used in) provided by operating activities                            6,078,000          (4,161,000)         (1,146,000)
                                                                            ------------         -----------         -----------
Cash Flows From Investing Activities:

    Capital expenditures                                                      (1,714,000)           (738,000)           (241,000)
                                                                            ------------         -----------         -----------
Net cash used in investing activities                                         (1,714,000)           (738,000)           (241,000)
                                                                            ------------         -----------         -----------
Cash Flows From Financing Activities:

    Net (payments) receipts under revolving loan payable                      (9,225,000)          5,868,000          (1,430,000)
    Payments of long-term debt                                               (22,399,000)           (411,000)           (333,000)
    Proceeds from borrowings and debt restructuring                           22,000,000                  --                  --
    Proceeds from issuance of subordinated convertible
      debentures                                                               5,000,000                  --                  --
    Purchase and retirement of Common Stock                                      (31,000)           (139,000)            (20,000)
    Sale of Common Stock to Savings Plan                                          30,000              79,000              60,000
    Common Stock option exercises                                                     --             318,000                  --
    Expenses associated with issuance of Preferred Stock                              --            (305,000)                 --
    Proceeds from recapitalization (Note 15)                                          --                  --           4,000,000
    Financing costs incurred                                                  (1,290,000)           (275,000)         (1,259,000)
    Purchase of interest rate cap                                               (338,000)                 --                  --
    Preferred Stock Dividend                                                          --            (202,000)                 --
                                                                            ------------         -----------         -----------
Net cash provided by (used in) financing activities                           (6,253,000)          4,933,000           1,018,000
                                                                            ------------         -----------         -----------
Net increase (decrease) in Cash and Cash Equivalents                          (1,889,000)             34,000            (369,000)

Cash and Cash Equivalents, Beginning of Period                                 3,032,000           1,143,000           1,177,000
                                                                            ------------         -----------         -----------
Cash and Cash Equivalents, End of Period                                    $  1,143,000         $ 1,177,000         $   808,000
                                                                            ============         ===========         ===========
Supplemental Disclosure of Cash Flow Information:
      Interest paid                                                         $  3,319,000         $ 4,242,000         $ 3,767,000
      Income taxes paid                                                          146,000             123,000             345,000
      Cash refunds received for income taxes                                    (376,000)            (10,000)           (121,000)

Non-Cash Activities
      The Company declared a stock dividend of 1 share for every 11.99 shares of common stock on 9/29/97.

      Early extinguishment of long term debt resulted in an extraordinary gain of $5,245,000 (Note 15)

      The Company issued 159,570 shares to the Bond Fund for Growth as a dividend in lieu of cash.

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

The Company currently operates under two divisions: Danskin, which designs, manufactures and markets dance wear, bodywear, tights and exercise apparel; and also operates 45 retail stores and 3 full price stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-the-Clock(R), Givenchy(R), and Anne Klein(R) and under private labels for major retailers, as well as socks under Round- the-Clock(R), Anne Klein(R) and Danskin(R) brands. The licenses with Givenchy Corporation and Anne Klein & Company expire on December 31, 1998. The Company allowed its license arrangement for hosiery with Christian Dior(R) to expire in December 1996.

Basis of Presentation

The financial statements of the Company include the accounts of the Company, including all of its operating divisions, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications were made to prior year information to conform to current year presentations.

Fiscal Year

The Company changed its fiscal year end to the last Saturday in December effective December 1995. Fiscal 1995 ended on March 25, 1995, a nine month transitional fiscal year ended on December 30, 1995, fiscal 1996 ended on December 28, 1996 and fiscal 1997 ended on December 27, 1997.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:

                                  December 28, 1996    December 27, 1997
                                  -----------------    -----------------

     Finished goods                     $19,742,000          $17,557,000
     Work-in-process                      7,663,000            5,749,000
     Raw materials                        5,767,000            4,708,000
     Packaging materials                    903,000              700,000
                                        -----------          -----------
                                        $34,075,000          $28,714,000
                                        ===========          ===========

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Excess of Purchase Price Over Fair Value of Net Tangible Assets Acquired

The excess of purchase price over fair value of net tangible assets acquired is amortized on a straight-line basis over 20 years.

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

Loss Per Common Share

During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share" which requires presentation of basic and diluted earnings per share. Basic income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock outstanding during the year. Diluted net income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock and Common Stock equivalents outstanding. Common Stock equivalents, including Convertible Series D Preferred Stock, management options and warrants, are reflected in diluted net income (loss) per share except to the extent they are antidilutive. Net income (loss) per share has been restated for all periods presented for the adoption of SFAS No. 128.

At December 27, 1997 the Company had the following common shares and common shares equivalents outstanding:

Common Shares                                          10,074,000
Preferred Stock                                        40,000,000
Warrants                                               16,168,000
Options                                                 4,171,000
                                                        ---------
Total Shares and Share Equivalents Outstanding         70,413,000
                                                       ==========

Due to the net loss before extraordinary items for all periods presented the assumed exercise of common stock equivalents would be antidilutive and thus have not been included as common stock equivalents for purposes of the calculation of diluted earnings per share.

Net income (loss) per share has been restated for all periods presented to reflect a stock dividend of one share for every 11.99 shares of Common Stock declared on September 29, 1997.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (continued)

Statements of Cash Flows

The Company presents the consolidated statements of cash flows on the indirect method. Additional required information follows:

Supplemental disclosure of cash flow information:

                               Fiscal
                          Nine Months    Fiscal Year    Fiscal Year
                                Ended          Ended          Ended
                          December 30,   December 28,   December 27,
                                 1995           1996           1997

Cash paid for interest    $ 3,319,000    $ 4,242,000    $ 3,767,000
Cash paid for
  income taxes                146,000        123,000        345,000
Cash refunds received
  for income taxes           (376,000)       (10,000)      (121,000)



Non-cash activities:

The Company contributed 29,629 of its common shares to the Danskin, Inc. Savings Plan on March 22, 1996 at a fair market value of approximately $100,000.

The Company issued 7% warrants to First Union National Bank in July 1994, subsequently increased in June 1995 to 10%, of the then outstanding common stock. The warrants were surrendered to the Company without the payment of further consideration in connection with the refinancing of the Company's revolving credit obligations (See Note 11). Such warrants have been recorded as additional financing fees totaling $764,000 and additional paid-in-capital equity. The unamortized portion of such fees was offset against extraordinary gain from the early retirement of debt during the 1997 fiscal year.

The Company issued 10% Cumulative Convertible Preferred Stock with a $5,000,000 principal value on August 6, 1996, in exchange for subordinated convertible debentures having an aggregate face value of $5,000,000. By agreement, between the Company and the holder of the 10% Cumulative Preferred Stock, such preferred stock, and any accrued but unpaid dividends, were exchanged for 3,436,214 shares of Common Stock and certain additional consideration. (See Note 12).

The Series D Preferred Stock is presented at its fair value at the date of issuance, as determined by an independent valuation firm, less fees incurred to effect the placement of the Series D Preferred Stock. The difference between this amount and the Series D Preferred Stock's liquidation value of $12,000,000 is being amortized over the period through the October 8, 2004 maturity of the Series D Preferred Stock as a component of preferred stock dividends.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (continued)

Long-lived assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires long-lived assets as well as identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable. This is effective for fiscal years beginning after December 15, 1995. This statement was adopted by the Company effective December 31, 1995 and was not material to the Company's financial position or results of operations.

The Company continually evaluates the carrying value and the economic useful life of its long-lived assets based upon the Company's operating performance and its expected future net cash flows and will adjust the carrying amount of assets which may not be recoverable. The Company does not believe that any impairment exists in the recoverability of its long-lived assets.

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

Stock-based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company, as is permitted, continues to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but discloses in a note to the financial statements pro forma net income and earnings per share as if the Company had adopted the new fair value method of accounting. (See Note 2).

Financial Instruments

In assessing the fair value of financial instruments at December 28, 1996 and December 27, 1997, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The interest rate cap is valued at unamortized cost. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (continued)

The estimated fair values of the Company's financial instruments are summarized as follows:

                               December 28, 1996          December 27, 1997
                          --------------------------  --------------------------
                             Carrying     Estimated    Carrying       Estimated
                               Amount    Fair Value      Amount      Fair Value
                          ------------  ------------  ------------  ------------

Cash and cash
  equivalents             $ 1,177,000   $ 1,177,000   $   808,000   $   808,000
Interest rate cap             187,000       187,000            --            --
Revolving loan payable     (9,969,000)   (9,969,000)   (8,539,000)   (8,539,000)
Long-term debt            (31,589,000)  (31,589,000)  (10,000,000)  (10,000,000)


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

Effective September 18, 1997, the Executive Committee of the Board of Directors of the Company amended the Company's Stock Option Plan to clarify that the Board of Directors retains the discretion to determine the fair market value of the Common Stock with respect to periods when the Common Stock is not actively traded on NASDAQ or any other national exchange or under circumstances where significant transactions in the Common Stock have occurred outside traditional trading venues.

In October, 1997, a total of 239,943 options were repriced with an exercise price of $.625. All participants granted options prior to repricing, with the exception of certain executives and outside directors, were given the opportunity to exchange previous grants, which were all originally granted at higher exercise prices (ranging from $1.875 to $4.875).

Under provisions of the Plan, as a result of deemed changes in control, prior vesting and fully vested grants, 628,978 options outstanding under the Plan as of December 27, 1997 were fully exercisable.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Stock Option Plan (continued)



The following table summarizes the activity relating to the Plan as of and for the fiscal nine months ended December 30, 1995, for the fiscal year ended December 28, 1996 and for the fiscal year ended December 27, 1997:

                                    ---------------------------------------------------------------------------
                                       Fiscal Nine Months        Fiscal Year Ended         Fiscal Year Ended
                                       December 30, 1995         December 28, 1996         December 27, 1997
---------------------------------------------------------------------------------------------------------------
                        Exercise     # of Shares   Weighted    # of Shares    Weighted   # of Shares   Weighted
                         Price                     Average                     Average                  Average
                         Range                     Exercise                    Exercise                Exercise
                                                    Price                       Price                   Price
---------------------------------------------------------------------------------------------------------------
Outstanding,             $1.875-       618,873      $4.403       755,328       $3.800       701,918     $3.594
beginning of year        $ 13.00
---------------------------------------------------------------------------------------------------------------
Granted                  $ .625-       214,730      $3.304       168,000       $3.970       369,999     $.7628
                         $ 4.875
---------------------------------------------------------------------------------------------------------------
Canceled                 $1.875-       (78,275)     $6.432      (111,410)      $6.244      (312,883)    $3.444
                         $ 13.00
---------------------------------------------------------------------------------------------------------------
Exercised                $1.875-            --          --      (110,000)      $2.898            --         --
                         $  3.00
---------------------------------------------------------------------------------------------------------------
Outstanding, end         $ .625-       755,328      $3.800       701,918       $3.594       759,034     $2.275
of year                  $ 13.00
---------------------------------------------------------------------------------------------------------------

Options exercisable and shares available for future grant amounted to:

                              December 28, 1996             December 27, 1997
                              -----------------             -----------------

Options exercisable               664,087                        628,978
Shares available for grant*        88,082                         30,966

The Company's former Chairman of the Board purchased 100,000 shares of the Company's common stock on June 3, 1996, through exercise of options at $3.00 per share.

The weighted average fair value of total stock options granted during 1997 was $.77 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 6.13%; no expected dividend yield; expected life of seven years; and expected volatility of 24%, and for grants in 1996: risk-free intrest rate of 5.75%; no expected dividend yield; expected life of five years; and expected volatility of 94%. Stock options generally expire 10 years from the grant date or at termination, if earlier. The outstanding stock options at December 28, 1996 have a weighted average contractual life of 8.1 years. The stock options exercisable at December 28, 1996 have a weighted average exercise price of $2.89 per share.


-----------------------------------
* "Shares available for grant" under the Plan is equal to (a) the total number of options available for grant under the Plan, less (b) the sum of (x) options presently exercisable, (y) non-exercisable options, and (z) previously exercised options.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Stock Option Plan (continued)

The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS 123, the Company's pro forma net income would have been $237,000 and net loss applicable to Common Stock and net loss per share (basic and diluted) for the year ended December 27, 1997 would have been $188,000 and $0.02 per share, respectively; for the year ended December 28, 1996 the Company's pro forma net loss and loss per share (basic and diluted) would have been $5.5 million and $0.90 per share, respectively. For the fiscal nine months ended December 30, 1995, the Company's pro forma net loss and net loss per share (basic and diluted) would have been $3.4 million and $0.58 per share. Since SFAS 123 was not applicable to options granted prior to March 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

3. Stockholder Rights Plan

The Company adopted a stockholder rights plan on June 5, 1996, for stockholders of record on June 17, 1996, which would become effective in the event of an accumulation of more than 35% of its common stock by an acquirer. A rights agreement was executed on June 5, 1996 between the Company and its Rights Agent, a copy of which was filed as an exhibit to the Company's Report on Form 8-K filed on June 6, 1996. In September 1997, the Board of Directors of the
Company, redeemed the Right issued pursuant to the Rights Agreement for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997.

4. Stock Market Listing

The Company's Common Stock was traded over-the-counter on the Nasdaq National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The Nasdaq SmallCap(TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with Nasdaq's minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market.

5. Savings and Profit Sharing Plan

The Company maintains a savings and profit sharing plan (the "Savings Plan") for the benefit of employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal nine months ended December 30, 1995, the fiscal year ended December 28, 1996 and the fiscal year ended December 27, 1997, was approximately $100,000, $100,000 and $150,000, respectively. On April 1, 1993, the Company established the Danskin Division Hourly Employees' Savings Plan, for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense.

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment:

Property, plant and equipment consisted of:

                                          December 28, 1996    December 27, 1997
                                          -----------------    -----------------
Land                                            $    56,000          $    56,000
Buildings and improvements                        2,310,000            2,374,000
Machinery and equipment                           7,010,000            6,396,000
Furniture and fixtures                            3,887,000            3,989,000
Leasehold improvements                            3,382,000            3,280,000
Construction in progress                            368,000              167,000
                                                -----------          -----------
                                                 17,013,000           16,262,000
Accumulated depreciation and amortization         7,721,000            8,671,000
                                                -----------          -----------
                                                $ 9,292,000          $ 7,591,000
                                                ===========          ===========

7. Other Assets

Other assets consisted of:

Excess of purchase over fair value of net
      tangible assets acquired (net of
      accumulated amortization of
      $613,000 at December 1996 and
      $635,000 at December 1997)                $   227,000         $   205,000
Deferred financing charges and interest
      rate cap (net of accumulated
      amortization of $1,850,000 at
      December 1996 and $16,000
      at December 1997)                           2,415,000             611,000
Unrecognized net pension obligation                 114,000               2,000
Notes Receivable - Related Party                         --              95,000
Trademarks (net of accumulated
      amortization of $377,000
      at December 1996 and
      $412,000 at December 1997)                    150,000             115,000
                                                -----------         -----------
                                                $ 2,906,000         $ 1,028,000
                                                ===========         ===========

8. Accrued Expenses

Accrued expenses consisted of:

Salaries, wages and other compensation          $   875,000         $   381,000
Employee benefits                                 3,116,000           2,526,000
Accrued advertising and promotion costs           4,520,000           4,795,000
Other accrued expenses                            2,021,000           2,912,000
                                                -----------         -----------
                                                $10,532,000         $10,614,000
                                                ===========         ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Net Revenues

Net revenues consisted of:

                           Fiscal
                      Nine Months Ended   Fiscal Year Ended   Fiscal Year Ended
                      December 30, 1995   December 28, 1996   December 27, 1997
                      -----------------   -----------------   -----------------
Net sales                   $93,314,000        $127,168,000        $120,965,000
Royalties and
licensing fees                  473,000             977,000           1,021,000
                            -----------        ------------        ------------
                            $93,787,000        $128,145,000        $121,986,000
                            ===========        ============        ============

10. Non-recurring Charges

Non-recurring charges of $300,000 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs.

Non-recurring charges were $1,100,000 for the fiscal nine months ended December 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs.


11. Bank Financing

                                           December 28, 1996   December 27, 1997
                                           -----------------   -----------------

Current portion of revolver                      $ 9,969,000         $ 8,539,000
                                                 ===========         ===========

Long-term debt:

   Term notes                                    $21,589,000         $10,000,000
   Long-term portion of revolver note             10,000,000                  --
                                                 -----------         -----------
                                                  31,589,000          10,000,000

   Less current maturities of
     long-term debt                                       --             333,000
                                                 -----------         -----------
                                                 $31,589,000         $ 9,667,000
                                                 ===========         ===========

Maturities of term notes for
  the years ending:

   December 1998                                                     $   333,000
   December 1999                                                       2,000,000
   December 2000                                                       2,000,000
   December 2001                                                       2,000,000
   December 2002                                                       3,667,000
                                                                     -----------
                                                                     $10,000,000

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Bank Financing (continued)

On June 22, 1995, the Company entered into an Amended and Restated Loan and Security Agreement with First Union National Bank of North Carolina ("First Union") (the "Loan and Security Agreement"). The Loan and Security Agreement was amended subsequent to June 22, 1995 to allow for the Company's change in fiscal year end, to permit the establishment of a Canadian subsidiary and related factoring arrangements for purposes of selling direct to customers in Canada, to restate certain financial covenants, to obtain approval for the issuance of a subordinated convertible debenture, the exchange of such debenture for preferred stock and payment of the related dividends, and to increase an annual capital expenditure limitation to $2,000,000.

On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union (the "Sixth Amendment) which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility during a specific period of time, (iii) amended financial covenants with respect to fiscal 1997, (iv) deferred all fiscal 1997 term loan amortization payments until fiscal 1998, (v) required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997, (vi) provided for an amendment fee of $250,000, and (vii) provided that the Company retain certain business consultants as advisors and outline certain business strategies plans.

On August 28, 1997, First Union, the Company and Danskin Investors, LLC, (the "Investor") entered into a letter agreement which among other things, provided for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the First Union Loan and Security Agreement in the approximate principal amount of $21.256 million (the "Term Loan"), (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and
(iii) the disposition of the warrants (the "Warrants") issued to First Union in June 1995 in connection with the prior restructuring of the Company's obligations to First Union.

On August 28, 1997, the Company also agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor would make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor would (i) contribute the $21.256 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, it was agreed that the Investor would receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility, and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Memorandum of Understanding further provided that the Company would repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit facility (the "New Revolving Credit Facility") and term loan (the "New Term Loan") to be provided by a new lender.

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

On September 22, 1997, the Company consented to the assignment to the Investor of approximately $21.256 million face amount (the "Loan Amount") of the Term Loan. In addition, at the Term Loan Closing, the Revolving Credit Facility was amended to, among other things, (i) adjust applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998 and (iii) eliminate the Additional Equity Fee.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Bank Financing (continued)

Effective October 8, 1997 (the "Closing Date"), the Company replaced its former financing arrangements with First Union with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit. On the closing date, the Warrants were surrendered to the Company without the payment of any additional consideration.

Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

On the Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen
(18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Closing date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million. Availability at December 27, 1997 was approximately $15 million.

Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

12. Preferred Stock and Subordinated Convertible Debentures

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

The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Preferred Stock and Subordinated Convertible Debentures (continued)

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

On August 6, 1996, the Company issued to a bond fund, certain 10% Cumulative Preferred Stock, having a liquidation preference of $5,000,000, in exchange for an 8% subordinated convertible debenture, which had an aggregate face value of $5,000,000. The Preferred Stock was entitled to vote on an as converted basis and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Holders of the Preferred Stock had the right to vote separately as a class for the election of one Director, and the right to require the Company to redeem their shares for liquidation value in the event of a "change of control", as defined. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash and did so in March 1997 by issuing 56,689 shares of Common Stock at $2.205 per share and in June 1997 by issuing 102,881 shares of Common Stock at $1.21 per share. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in lieu of cash was rescinded. The Company did not take action with respect to the dividend payment which was due on September 1, 1997. In connection with the closing of the Capital Contribution, the holder of the 10% Cumulative Preferred Stock exchanged such preferred stock, and any accrued but unpaid dividends, for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in the purchase of the securities issued to the Investor on the same terms as the Investor. Thereupon, the 10% Cumulative Preferred Stock was canceled and retired.

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

On October 4, 1996, the Company entered into an agreement with SunAmerica which entitled SunAmerica to (a) designate two nominees for election to the Company's Board of Directors and to appoint at least one of these nominees to serve on each committee of the Board and (b) designate an additional person to serve as an observer of the Board. At the meeting of the Board of Directors following the Annual Meeting of Stockholders on October 16, 1996, the Board of Directors voted to increase the number of Directors constituting the entire Board from eight to 10 and elected Donald Schupak and Michel Benasra, SunAmerica's designees, to fill the vacancies. At the same time, it amended the Company's by-laws to provide that the size of the Board could not be further increased without the affirmative vote of the SunAmerica designees. It also extended an invitation to Electra to designate an additional Director to become a member of the Board, but Electra declined this invitation. In September 1997, SunAmerica and the Company terminated the 1996 Agreement.

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

Effective April 15, 1997, the Pennaco Hosiery Division Hourly Employees' Pension Plan was frozen. No person who is not already a Participant can now become a participant and no additional credited service shall be granted to any Participant. The resulting loss from curtailment of this Plan, amounting to $178,000, has been reflected as a component of net pension cost in 1997.

In addition, as of December 28, 1996 and December 27, 1997, the Company recorded a minimum pension liability adjustment to equity of $2,565,000 and $2,275,000 respectively.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension Plans (continued)



The following table sets forth the plans' funded status at December 28, 1996 and December 27, 1997:

                                                                           December 28, 1996                 December 27, 1997
                                                                           -----------------                 -----------------
                                                                       Danskin          Pennaco          Danskin          Pennaco
                                                                     -----------      -----------      -----------      -----------
Actuarial present value of benefit obligation:
Accumulated benefit obligation:
Vested                                                               $ 5,476,000      $ 7,223,000      $ 5,764,000      $ 7,762,000
Nonvested                                                                 35,000           36,000           41,000           25,000
                                                                     -----------      -----------      -----------      -----------
                                                                     $ 5,511,000      $ 7,259,000      $ 5,805,000      $ 7,787,000
                                                                     ===========      ===========      ===========      ===========

Plan assets at fair value, primarily cash equivalents,
stocks and bonds                                                     $ 5,068,000      $ 5,140,000      $ 5,573,000      $ 6,055,000
Projected benefit obligation for service rendered
to date                                                                5,511,000        7,259,000        5,805,000        7,787,000
                                                                     -----------      -----------      -----------      -----------
Plan assets less than projected benefit obligation                      (443,000)      (2,119,000)        (232,000)      (1,732,000)
Unrecognized net loss                                                  1,442,000        1,338,000        1,256,000        1,245,000
Unrecognized prior service cost                                            2,000          185,000            2,000               --
Implementation asset not yet recognized to be
amortized over 15 years                                                 (279,000)              --         (226,000)              --
Additional minimum liability                                          (1,165,000)      (1,523,000)      (1,032,000)      (1,245,000)
                                                                     -----------      -----------      -----------      -----------
Net accrued pension cost recognized in the Company's
balance sheet                                                        ($  443,000)     ($2,119,000)     ($  232,000)     ($1,732,000)
                                                                     ===========      ===========      ===========      ===========


Combined net pension cost for the fiscal nine months ended December 30, 1995, the fiscal year ended December 28, 1996 and the fiscal year ended December 27, 1997 included the following components:


                                                                              Fiscal Nine          Fiscal Year         Fiscal Year
                                                                              Months Ended            Ended               Ended
                                                                             December 1995        December 1996       December 1997
                                                                             -------------        -------------       -------------
Service cost-benefits earned during the year                                   $   153,000         $   240,000         $   124,000
Interest cost on projected benefit obligation                                      673,000             896,000             931,000
Actual return on plan assets                                                    (1,154,000)         (1,114,000)         (1,987,000)
Net amortization and deferral                                                      693,000             437,000           1,094,000
Curtailment loss                                                                        --                  --             178,000
                                                                               -----------         -----------         -----------
Net pension cost                                                               $   365,000         $   459,000         $   340,000
                                                                               ===========         ===========         ===========

Significant actuarial assumptions used in the valuation include:


Discount rate                                                                          7.0%                7.5%                7.5%
                                                                               ===========         ===========         ===========

Expected long-term rate of return on assets                                            9.5%                9.5%                9.5%
                                                                               ===========         ===========         ===========

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Recapitalization

In connection with the Capital Infusion (as discussed in Note 11), an investor group in the Company contributed $21,256,000 of the Company's then outstanding term loan, and $4,000,000 in cash in exchange for Series C Preferred Stock and $15,000,000 in Subordinated Debt. Shortly thereafter, upon a refinancing of the Company's then existing revolving credit facility, the $15,000,000 in Subordinated Debt and the Series C Preferred Stock were exchanged for $3,000,000 in Subordinated Debt, $12,000,000 (liquidation value) of Series D Preferred Stock and warrants to purchase 10,000,000 shares of Common Stock at $0.30 per share. This effectively created a non-cash reduction in the Company's debt of $10,256,000. Refer to Note 12 for a discussion of the Subordinated Debt and the Series D Preferred Stock and Note 16 for a discussion of the Warrants.

16. Warrants

In accordance with the debt restructuring, the Company granted warrants to the investor group to purchase 10,000,000 shares of the Company's common stock at a price of $0.30 per share. This has been accounted for as an addition to paid-in capital at their fair value of $244,000, as determined by an independent valuation firm, and a reduction of the extraordinary gain described in Note 17. In addition, the Company sold warrants to purchase 5,372,315 and 795,900 of the Company's common shares at $0.30 per share to two members of the Company's Board of Directors for their fair values aggregating to $115,000. These have been accounted for as additions to paid in capital.

17. Extraordinary Gain

As discussed herein, the Company restructured its debt during 1997. This has been accounted for as a troubled debt restructuring. The write-off of old deferred financing costs and legal and other costs that the Company incurred to effect this debt restructuring have been offset against the extraordinary gain.

The extraordinary gain is comprised of the following:

Gain for forgiveness of debt                                               $ 10,256,000
Valuation of warrants given to Investor Group                                  (244,000)
Write-off of deferred financing costs relative to First Union                (2,603,000)
Fees incurred in effecting the debt restructuring                            (2,164,000)
                                                                           ------------
Total                                                                      $  5,245,000
                                                                           ============



18. Income Taxes

The provision for income taxes was as follows:

                                 Fiscal Nine     Fiscal Year   Fiscal Year
                                Months Ended           Ended         Ended
                                 December 26,    December 28,  December 27,
                                        1995            1996          1997
                                ------------    ------------  ------------
      Federal:
          Current Provision       $       --      $       --      $ 50,000
         Deferred Provision               --       2,536,000            --
                                  ----------      ----------      --------
                                          --       2,536,000        50,000

      State:
         Current Provision           178,000         241,000       195,000
                                  ----------      ----------      --------
                                  $  178,000      $2,777,000      $245,000
                                  ==========      ==========      ========


The following represented the significant items comprising net deferred taxes as of December 28, 1996 and as of December 27, 1997:

                                       December 28, 1996     December 27, 1997
                                       -----------------     -----------------

Future deductible items

      Accounts receivable allowances        $    375,000         $    339,000
      Inventory allowances                       980,000            1,269,000
      Non-deductible accruals                  3,327,000            2,834,000
      Pension and retirement accruals          1,044,000              718,000
      Net operating loss carryforward          5,470,000            4,514,000
      Other                                    1,585,000            2,468,000
                                            ------------         ------------
                                              12,781,000           12,142,000

      Future taxable items

      Prepaid expenses                          (327,000)            (307,000)
      Property, plant and equipment           (1,603,000)            (901,000)
      Other                                     (226,000)                  --
                                            ------------         ------------
                                              (2,156,000)          (1,208,000)

      Valuation allowance                    (10,625,000)         (10,934,000)
                                            ------------         ------------

      Net Deferred Tax Asset                $         --         $         --
                                            ============         ============

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Income Taxes (continued)

The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:

                                    Fiscal Nine     Fiscal Year    Fiscal Year
                                   Months Ended       Ended          Ended

                                   December 30,    December 28,    December 27,
                                       1995            1996            1997
                                   ------------    ------------    ------------
Statutory Federal income tax rate      (34)%           (34)%            34%
State income taxes, net of
Federal benefit                          4               7              30
Change in valuation allowance           --             115              47
Losses not utilized                     37              36              --
Losses utilized                         --              --             (81)
Alternative Minimum Tax                 --              --               7
Other                                   (1)              1              --
                                       ---            ----             ---
Effective income tax rate                6%            125%             37%
                                       ===            ====             ===

The valuation allowance for the period ended December 1995 increased $1,127,000 to $6,076,000. The valuation allowance for the period ended December 1996 increased $4,549,000 to $10,625,000. The valuation allowance for the period ended December 1997 increased $309,000 to $10,934,000. Valuation allowances have been established since it is more likely than not that certain tax benefits will not be realized.

Deferred income taxes result primarily from certain inventory adjustments not currently deductible for income tax purposes, the use of accelerated depreciation methods for income tax purposes, accruals and reserves not currently deductible, and differences in reporting pension expense for financial statement and income tax purposes.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Income Taxes (continued)

Net operating losses amounting to approximately $11,000,000 at December 27, 1997 expire during the years 2010 to 2011; Annual usage is subject to the limitations discussed below.

During 1997, the Company underwent a change of ownership within the meaning of Internal Revenue Code Section 382. As a result of this change in ownership, the future utilization the Company's net operating loss (NOL) carryforward will be limited. Under these rules, the amount of the Company's NOL carryforward that can be used in each subsequent year is limited to an annual amount. This annual limitation is determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term interest rate of approximately 5.5%.

19. Commitments and Contingencies

On March 11, 1997, a complaint was filed against the Company in Christian Dior
                                                                --------------
Couture S.A. and Christian Dior, Inc. vs Danskin, Inc., U.S. District Court,
------------------------------------------------------
Southern District of New York. 97Civ. 1709 (SAS), in an action brought by the Company's former licensor of the Christian Dior(R) trademark for women's hosiery, alleging that the Company had marketed certain unapproved merchandise under Dior's trademark and requesting an injunction as well as monetary damages. On July 2, 1997, the parties entered into a Settlement Agreement and Mutual Release. Management does not believe that the liability of the Company under the Settlement Agreement and Mutual Release is material to the Company's consolidated financial position, results of operations, liquidity or business of the Company.

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

Tax Audits

The Company has been selected for audit by certain state tax authorities, for which resolution cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially affect the consolidated financial position or results of operations of the Company.

Operating Leases

The minimum annual rental commitments under non-cancelable operating leases at December 27, 1997 for office space, manufacturing space, equipment and retail stores were approximately as follows:

        Fiscal Years Ending:                  Amount
        --------------------                -----------
        December 1998                        $5,103,000
        December 1999                         4,046,000
        December 2000                         3,425,000
        December 2001                         2,634,000
        December 2002                         1,477,000
        Thereafter                            2,766,000
                                            -----------
        Total minimum rental payments       $19,451,000
                                            ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19. Commitments and Contingencies (continued)

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

Rent expense was approximately as follows:

                     Fiscal Nine     Fiscal Year     Fiscal Year
                     Months Ended    Ended           Ended
                     December 30,    December 28,    December 27,
                     1995            1996            1997
                     ----------      ----------      ----------
Minimum rent         $4,168,000      $6,637,000      $6,150,000
Contingent rent         619,000         829,000         892,000
                     ----------      ----------      ----------
Rent expense         $4,787,000      $7,466,000      $7,042,000


Employment Agreements

The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for "cause", as defined, or resignation following a "change of control", as defined. The Company's total minimum commitment pursuant to the term of these agreements for 1998 and future years is $962,500, unless employment is terminated in which case total pay will generally continue for 12 to 24 months following such termination.

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

Minimum Royalty Commitments

The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin(TM) and Round-the-Clock(TM) names to selected companies. As of December 27, 1997, the Company was committed to certain licensing arrangements as follows:

                                            Royalty Expense    Royalty Income
                                            ---------------    --------------
      Fiscal Years Ending:
      December 1998                             $671,000          $221,000
      December 1999                                   --           243,000
      December 2000                                   --           165,000
      December 2001                                   --           120,000
                                                --------          --------
                                                $671,000          $749,000
                                                ========          ========

20. Subsequent Events

On March 2, 1998, Cathy Volker replaced Mary Ann Domuracki as Chief Executive Officer of the Company. On February 2, 1998, the Company entered into an employment agreement with Ms. Volker, employing her as Chief Executive Officer of the Company from March 2, 1998 until February 28, 2003, subject to earlier termination for death, resignation or removal. Ms. Volker's annual base salary is $375,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Ms. Volker and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 26, 1998 shall be no less that $187,500. Under Ms. Volker's agreement, if she resigns her employment for 'good reason' (as defined), if the Company terminates her employment without 'cause' (as defined), or she resigns by reason of a 'change of control' (as defined), the Company will be obligated to continue her base salary payments for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.


In addition, the Company entered into a Stock Option Agreement, dated February 2, 1998 with Ms. Volker. The Company granted Ms. Volker six options, each representing the right to purchase 425,000 shares of Common Stock. The purchase price of the shares of Common Stock covered by each option shall be $.65 per share. Each option is generally exercisable until January 31, 2008, unless earlier terminated in accordance with the Stock Option Agreement.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)



                                                                                     Fiscal Quarters Ended
                                                                                     ---------------------
                                                                   March            June           September         December
                                                                -----------      -----------      -----------      ------------
The fiscal year ended December 27, 1997:

    Net revenues                                                $30,785,000      $29,469,000      $32,699,000      $ 29,033,000
                                                                ===========      ===========      ===========      ============
    Gross profit                                                $10,830,000      $ 9,308,000      $11,631,000      $  8,395,000
                                                                ===========      ===========      ===========      ============
    Net (loss) income                                             ($844,000)     ($1,587,000)     $ 4,931,000       ($2,088,000)
                                                                ===========      ===========      ===========      ============
    Net (loss) income applicable to Common Stock                  ($969,000)     ($1,712,000)     $ 4,819,000       ($2,151,000)
                                                                ===========      ===========      ===========      ============
    Basic net (loss) earnings per share                              ($0.15)          ($0.25)     $      0.50            ($0.20)
                                                                ===========      ===========      ===========      ============
    Weighted average shares                                       6,570,000        6,812,000        9,677,000        10,516,000
                                                                ===========      ===========      ===========      ============
    Diluted net (loss) earnings per share                            ($0.15)          ($0.25)     $      0.50            ($0.20)
                                                                ===========      ===========      ===========      ============
    Weighted average shares & share equivalents                   6,570,000        6,812,000        9,677,000        10,516,000
                                                                ===========      ===========      ===========      ============


The fiscal year ended December 28, 1996:

    Net revenues                                                $31,421,000      $29,644,000      $34,818,000      $ 32,243,000
                                                                ===========      ===========      ===========      ============
    Gross profit                                                $10,389,000      $10,621,000      $12,365,000      $ 11,160,000
                                                                ===========      ===========      ===========      ============
    Net (loss) income                                           ($2,037,000)       ($437,000)     $   503,000       ($3,018,000)
                                                                ===========      ===========      ===========      ============
    Net (loss) income applicable to Common Stock                ($2,037,000)       ($437,000)     $   426,000       ($3,143,000)
                                                                ===========      ===========      ===========      ============
    Basic net (loss) earnings per share                              ($0.32)          ($0.07)     $      0.06            ($0.48)
                                                                ===========      ===========      ===========      ============
    Weighted average shares                                       6,428,000        6,524,000        7,210,000         6,549,000
                                                                ===========      ===========      ===========      ============
    Diluted net (loss) earnings per share                            ($0.32)          ($0.07)     $      0.06            ($0.48)
                                                                ===========      ===========      ===========      ============
    Weighted average shares & share equivalents                   6,428,000        6,524,000        7,210,000         6,549,000
                                                                ===========      ===========      ===========      ============

Totals for the four quarters may not agree to full year amounts due to rounding differences.

                         DANSKIN, INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                                       SCHEDULE II
                                                                                       -----------

                   Column A                                Column B                Column C - Addition     Column D        Column E
                   --------                                --------                -------------------     --------        --------

                                                                                         Charged to
                                                         Balance at       Charged to       Other                            Balance
                                                        Beginning of      Costs and      Accounts -      Deductions -      at End of
Description                                                Period          Expenses       Describe       Describe (a)        Period
                                                        ------------      ----------     ----------      ------------     ----------
Year Ended December 27, 1997:
Allowance for doubtful accounts receivable               $  938,000       $  49,000        $   --          $139,000       $  848,000
                                                         ==========       =========        ======          ========       ==========

Year Ended December 28, 1996:
Allowance for doubtful accounts receivable               $1,631,000       ($ 43,000)       $   --          $650,000       $  938,000
                                                         ==========       =========        ======          ========       ==========

Nine Months Ended December 30, 1995:
Allowance for doubtful accounts receivable               $1,601,000       $ 383,000        $   --          $353,000       $1,631,000
                                                         ==========       =========        ======          ========       ==========


------------------------------------------------------

(a)  Uncollectible accounts receivable written off, net of recoveries