Form 10-Q
period 1998-03-28
DANSKIN INC
filed 1998-05-12
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 28, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 of 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _______

Commission file number 0-20382


                                  Danskin, Inc.
                                  -------------
              Exact name of registrant as specified in its charter)


         Delaware                                                62-1284179
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation Or organization                                Identification No.)


                    111 West 40th Street, New York, NY 10018
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 764-4630
                                 --------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x       No
    -------       -------

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 28, 1998, excluding 1,083 shares held by a subsidiary: 10,844,337

                         DANSKIN, INC. AND SUBSIDIARIES
                         ------------------------------

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED MARCH 29, 1997 AND MARCH 28, 1998


                                      INDEX
                                      -----


                                                                                        Page No.
                                                                                        --------

PART I -           FINANCIAL INFORMATION

         Item 1.           Financial Statements (Unaudited)

                           Consolidated Condensed Balance Sheets (Unaudited)
                           As of December 27, 1997 and March 28, 1998                      3

                           Consolidated Condensed Statements of Operations (Unaudited)
                           For the Fiscal Three Month Periods Ended
                           March 29. 1997 and March 28, 1998                               4

                           Consolidated Condensed Statements of Cash Flows (Unaudited)
                           for the Fiscal Three Month Periods Ended
                           March 29, 1997 and March 28, 1998                               5

                           Notes to Consolidated Condensed Financial Statements            6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                       9

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk     13

PART II -                  OTHER INFORMATION

         Item 1.           Legal Proceedings                                              13

         Item 2.           Changes in Securities and Uses of Proceeds                     13

         Item 4.           Submission of Matters to a Vote of Security Holders            13

         Item 6.           Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                                13

PART I-FINANCIAL INFORMATION
Item 1.   Financial Statements


                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


ASSETS                                                                   December 27, 1997    March 28, 1998
                                                                                                (unaudited)
                                                                         -----------------    --------------
Current assets:
   Cash and cash equivalents                                                $    808,000       $    910,000
   Accounts receivable, less allowance for doubtful accounts                  14,935,000         17,179,000
        of $848,000 at December 27, 1997 and $769,000 at
        March 28, 1998

   Inventories                                                                28,714,000         28,744,000

   Prepaid expenses and other current assets                                   1,926,000          1,755,000
                                                                            ------------       ------------
         Total current assets                                                 46,383,000         48,588,000

   Property, plant and equipment - net of accumulated                          7,591,000          7,622,000
        depreciation and amortization of $8,671,000 at December
        27, 1997 and $9,003,000 at March 28, 1998
   Other assets                                                                1,028,000          1,025,000
                                                                            ------------       ------------
   Total Assets                                                             $ 55,002,000       $ 57,235,000
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving loan payable (Note 2)                                          $  8,539,000       $ 10,256,000
   Current portion of long-term debt (Note 2)                                    333,000            833,000
   Accounts payable                                                            8,043,000          8,518,000
   Accrued expenses                                                           10,398,000         11,737,000
                                                                            ------------       ------------
         Total current liabilities                                            27,313,000         31,344,000
                                                                            ------------       ------------

   Long-term debt, net of current maturities (Note 2)                          9,667,000          9,167,000
   Subordinated Debt (Note 3)                                                  3,000,000          3,000,000
   Accrued dividends                                                             216,000            460,000
   Accrued retirement costs                                                    1,985,000          1,985,000
                                                                            ------------       ------------
   Total long-term liabilities                                                14,868,000         14,612,000
                                                                            ------------       ------------

   Total Liabilities                                                          42,181,000         45,956,000
                                                                            ------------       ------------

   Commitments and contingencies
   Series D Cumulative Convertible Preferred Stock, Liquidation Value
   $12,000,000 and 2,400 shares (Note 3)                                      11,140,000         11,201,000
                                                                            ------------       ------------

   Stockholders' Equity

   Common Stock, $.01 par value, 100,000,000 shares authorized,
   10,074,290 shares issued at December 27, 1997 and 10,845,420 shares issued at March 28, 1998, less 1,083 shares held by subsidiary at
   December 27, 1997 and March 28, 1998                                          100,732            108,443
   Additional paid-in capital                                                 20,366,268         20,817,557
   Accumulated deficit                                                       (16,511,000)       (18,573,000)
   Accumulated other comprehensive loss (Note 14)                             (2,275,000)        (2,275,000)
                                                                            ------------       ------------
        Total Stockholders' Equity                                             1,681,000             78,000
                                                                            ------------       ------------
   Total Liabilities and Stockholders' Equity                               $ 55,002,000       $ 57,235,000
                                                                            ============       ============


               These Statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                      Fiscal Three Months Ended
                                                      -------------------------
                                                  March 29, 1997     March 28, 1998
                                                    (Unaudited)        (Unaudited)
                                                  --------------     --------------

Net revenues                                      $ 30,785,000       $ 28,251,000
Cost of goods sold                                  19,955,000         17,778,000
                                                  ------------       ------------

Gross profit                                        10,830,000         10,473,000

Selling, general and administrative expenses        10,354,000         10,565,000
Non-recurring charges (Note 10)                           --              964,000
Provision for doubtful accounts receivable              86,000             82,000
Interest expense                                     1,185,000            574,000
                                                  ------------       ------------
Total Expenses                                      11,625,000         12,185,000

Loss before income tax provision                      (795,000)        (1,712,000)

Provision for income taxes                              49,000             45,000
                                                  ------------       ------------

Net loss                                              (844,000)        (1,757,000)

Preferred dividends                                    125,000            305,000
                                                  ------------       ------------

Net loss applicable to Common Stock               $   (969,000)      $ (2,062,000)
                                                  ============       ============

Basic/Diluted net loss per share: (Note 13)
Net loss per share                                $      (0.15)      $      (0.20)
                                                  ============       ============

Weighted average number of common shares             6,570,000         10,529,000
                                                  ============       ============


               These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     FISCAL THREE MONTHS ENDED
                                                                     -------------------------
                                                                 March 29, 1997     March 28, 1998
                                                                   (Unaudited)        (Unaudited)
                                                                 --------------     --------------
Cash Flows From Operating Activities:
Net Loss                                                          $  (844,000)      $(1,757,000)
Adjustments to reconcile net loss to net cash used in
      operating activities:
 Depreciation and amortization                                        662,000           445,000
 Provision for doubtful accounts receivable                            86,000            82,000
 Loss on sale of property, plant and equipment                             --            34,000
 Changes in operating assets and liabilities:
  Increase in accounts receivable                                  (3,703,000)       (2,326,000)
  Decrease (increase) in inventories                                1,159,000           (30,000)
  Decrease in prepaid expenses and other current assets               297,000           171,000
  Increase in accounts payable                                        513,000           475,000
  Decrease (increase) in accrued expenses                          (1,430,000)        1,339,000
                                                                  -----------       -----------
Net cash used in operating activities                              (3,260,000)       (1,567,000)
                                                                  -----------       -----------

Cash Flows From Investing Activites:
Capital expeditures                                                  (127,000)         (462,000)
                                                                  -----------       -----------

Net cash used in investing activities                                (127,000)         (462,000)
                                                                  -----------       -----------
Cash Flows From Financing Activities:
  Net receipts under revolving loan payable                         4,251,000         1,717,000
  Payments of long-term debt                                         (333,000)               --
  Proceeds from stock options exercised                                    --            13,000
  Sale of Common Stock to Savings  Plan                                (8,000)               --
  Common Stock grants issued                                               --           446,000
  Expenses associated with issuance of rights                              --           (42,000)
       to purchase Common Stock
  Interest earned on Promissory Notes for purchase                         --            (3,000)
       price of Warrants to purchase Common Stock
  Financing costs incurred                                           (369,000)               --

                                                                  -----------       -----------
Net cash provided by financing activities                           3,541,000         2,131,000
                                                                  -----------       -----------

Net increase in Cash and Cash Equivalents                             154,000           102,000

Cash and Cash Equivalents, Beginning of Period                      1,177,000           808,000
                                                                  -----------       -----------

Cash and Cash Equivalents, End of Period                          $ 1,331,000       $   910,000
                                                                  ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                                   $ 1,037,000       $   479,000
  Income taxes paid                                                    12,000            10,000
  Cash refunds received for income taxes                              109,000              --

Non-Cash Activities
 Common Stock Grant                                                                 $   446,000

             These statements should be read in conjunction with the accompanying notes to Consolidated Condensed Financial Statements.

1. In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 28, 1998, as well as its results of operations for the fiscal three month period ended March 28, 1998 and March 29, 1997 and its cash flows for the fiscal three month period ended March 28, 1998 and March 29, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 27,1997. Operating results for interim periods may not be indicative of results for the full fiscal year.

2. Effective October 8, 1997 (the "Refinancing Closing Date"), the Company replaced its former financing arrangements with First Union National Bank ("First Union") with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit. On the Refinancing Closing Date, certain warrants issued to First Union in connection with a prior restructuring were surrendered to the Company, without the payment of any additional consideration.

     Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all in tangible assets and total liabilities. The covenant stipulates that the Company must maintain a minimum tangible net worth of $2 million dollars. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

     On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan, in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Refinancing Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million. Availability at March 28, 1998 was approximately $17 million.

     Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one percent (1/2%) and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

3. In accordance with the terms of a certain Securities Purchase Agreement dated September 22, 1997 (the "Securities Purchase Agreement") entered into by the Company and Danskin Investors, LLC. (the "Investor"), the Investor and certain other persons contributed to the Company in the aggregate (a) $21.256 million face amount of certain notes executed by the Company and payable to First Union, and (b) $ 4 million in cash (together the "Capital Contribution") in exchange for (i) $15 million face amount of debt (the "Subordinated Debt"), and (ii) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock") (together with the Subordinated Debt, the "Securities") of the Company. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth to the Company in exchange for a portion of the Securities.

     In accordance with the terms of the Securities Purchase Agreement, upon the Refinancing Closing Date, the Investor Preferred Stock and the Subordinated Debt were, by their terms, automatically exchanged for (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company, (b) a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrant"), and (c) a $3 million aggregate principal amount subordinated note of the Company (the "Remaining Subordinated Debt").

     The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions, or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ending December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Remaining Subordinated Debt bears interest at the rate of 8% per annum.

4. On August 6, 1996, the Company issued to a bond fund certain 10% Cumulative Preferred Stock, having a liquidation preference of $5,000,000, in exchange for an 8% subordinated convertible debenture, which had an aggregate face value of $5,000,000. The 10% Cumulative Preferred Stock was entitled to vote on an as converted basis, and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Holders of the 10% Cumulative Preferred Stock had the right to vote separately as a class for the election of one Director and the right to require the Company to redeem their shares for liquidation value in the event of a "change of control," as defined. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of Common Stock in lieu of cash and did so in March 1997 by issuing 56,689 shares of Common Stock at $2.205 per share, and in June 1997 by issuing 102,881 shares of Common Stock at $1.21 per share. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in lieu of cash was rescinded. The Company did not take action with respect to the dividend payment which was due on September 1, 1997. In connection with the closing of the Capital Contribution, the holder of the 10% Cumulative Preferred Stock exchanged such preferred stock, and any accrued but unpaid dividends, for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in the purchase of the Securities issued to the Investor pursuant to the Securities Purchase Agreement on the same terms as the Investor. Thereupon, the 10% Cumulative Preferred Stock was cancelled and retired.

5. The Company's Common Stock was traded over the counter on the NASDAQ National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The NASDAQ SmallCap (TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's noncompliance with NASDAQ's minimum capital and surplus requirements. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

6. Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                                              March 28, 1998
                                       December 27, 1997        (Unaudited)
                                       -----------------        -----------

     Finished goods                      $ 17,557,000          $ 17,385,000

     Raw Materials                          4,708,000             5,275,000

     Works-in-Progress                      5,749,000             5,508,000

     Packaging Materials                      700,000               576,000
                                         ------------          ------------
                                         $ 28,714,000          $ 28,744,000

7. Effective February 2, 1998, the Board of Directors voted to amend the Company's Stock Option Plan to increase the formula grant provided to non-management Directors thereunder from 20,000 to 50,000 shares. All shares granted to Directors under the Stock Option Plan vest in equal amounts on the first, second and third anniversary of such individual's appointment to the Board of Directors, and are exercisable at the fair value of the Company's Common Stock on the date of grant
 .
8. The Company is a party to a number of legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

9. The Company has been selected for audit by certain State tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially affect the consolidated financial position or results of operations of the Company.

10. Non-recurring charges of $1.0 million consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

11. On February 2, 1998, the Company entered into an employment agreement with Cathy Volker, employing her as Chief Executive Officer of the Company from March 2, 1998 until February 28, 2003, subject to earlier termination for death, resignation or removal. Ms. Volker's annual base salary is $375,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based upon such quantitative and qualitative indicia as identified by the Board upon consultation with Ms. Volker and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 26, 1998 shall be not less than $187,500. Under Ms. Volker's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment "without cause" (as defined), or she resigns by reason of a "change of control" (as defined), the Company will be obligated to continue her base salary payments for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstances of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus. In connection with the execution of such agreement, Ms. Volker received a grant of 750,000 shares of Common Stock of the Company.

     The Company entered into a Stock Option Agreement, dated February 2, 1998, with Ms. Volker. Pursuant to the agreement, the Company granted Ms. Volker six options, each representing the right to purchase 425,000 shares of Common Stock. The purchase price of the shares of Common Stock covered by each option shall be $.65 per share. Each option is generally exercisable until January 31, 2008, unless earlier terminated in accordance with the Stock Option Agreement.

12. Included in Selling, General and Administrative Expenses ("SG&A") for the fiscal three months ended March 1998 were approximately $0.8 million of one time charges relating to the hiring of the new Chief Executive Officer as discussed in Note 11 above. Excluding these charges, SG&A was reduced by $0.6 million to $9.8 million during the three months ended March 1998, compared to $10.6 million for the fiscal three months ended March 1997. Excluding these charges, Operating Income, before non-recurring charges, increased $0.2 million from $0.4 million for the fiscal three months ended March 1997 to $0.6 million for the fiscal three months ended March 28, 1998.

13. For the fiscal three months ended March 1998 and March 1997, basic and dilutive net loss per share is computed based on weighted average common and common equivalent shares outstanding of 10,529,000 and 6,570,000, respectively. Common Stock equivalents are excluded from basic and dilutive net loss per share calculation for both fiscal quarters because the effect would be antidilutive.


     At March 28, 1998, the Company had the following common shares and common share equivalents outstanding:

     Common Shares                                                    10,844,000
     Preferred Stock                                                  40,000,000
     Warrants/Options                                                 20,318,000
                                                                      ----------
     Total Shares and Share Equivalents Outstanding                   71,162,000
                                                                      ==========


14. Effective December 28, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

         Comprehensive loss for the three months ended March 28, 1998 and March 29, 1997, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends, was $2,062,000 and $969,000, respectively, as the minimum pension liability adjustment has not changed in the respective periods. As such, adoption of this standard had no effect on the Company's financial position or operating results during the periods presented.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


         Cautionary Statements
         ---------------------

         Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the retail industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data for Danskin includes operating data for the Company's retail activities) and with the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

         Results of Operations
         ---------------------

         Comparison of the fiscal three month period ended March 28, 1998 with the fiscal three month period ended March 29, 1997.

         Net Revenues:
         Net revenues amounted to $28.3 million for the three months ended March 1998, a decrease of $2.5 million, or 8.1% from the three months ended March 1997. Wholesale revenues for the Company decreased $2.7 million for the three month period, whereas retail volume increased $0.1 million. The decline consisted of approximately $1.6 million in the activewear division and approximatley $1.0 million in the Pennaco legwear division. The decline in activewear revenues resulted primarily from the decrease in private label manufacturing (a lower margin business). The decline in legwear revenues reflected continued softness in the sheer hosiery segment, as well as targeted sku reductions designed to eliminate low margin and slow turning styles.

         Danskin Activewear net revenues, which includes the Company's retail operations, amounted to $19.9 million for the three months ended March 1998, a decrease of $1.5 million, or 7.0% from $21.4 million in the three month period ended March 1997. The Company is currently solidifying its strategic plans for Brand Danskin, and in keeping with the brand's rich heritage and the lead time it takes to develop new products, the Company presently anticipates that its new iniatives will impact fiscal 1999. The Company's 47 retail stores sales increased $0.2 million, or 4.7%, to $4.5 million in net revenues for the three months ended March 1998 compared to $4.3 million for the three months ended March 1997. Comparable retail store sales were up 3.0% for the three months ended March 1998. The Company continues its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. During the three month period ended March 1998, the Company closed two stores and no new stores were opened. In addition, the Company plans to selectively open new full priced retail locations in the next two years. Marketing of activewear wholesale products continues to address the industry's lifestyle casual wear trends, and to emphasize fashion and dance product offerings.

         Pennaco legwear net revenues amounted to $8.4 million for the three months ended March 1998, a decline of $1.0 million, or 10.6% from the three months ended March 1997. With the addition of Ms. Volker and her considerable experience in legwear innovation, the Company is pursuing selective licensing opportunities, leveraging our manufacturing expertise as a private label resource and refocusing our efforts on sku management to enhance product mix to counter the continuing negative trends in sheer hosiery.

         Gross Profit:

         Gross profit decreased by $0.3 million, or 2.8%, to $10.5 million in the three months ended March 1998 from $10.8 million for the three months ended March 1997. Gross profit as a percentage of net revenues increased to 37.1% in the three months ended March 1998 from 35.1% in the three months ended March 1997.

         Gross margins for activewear were 39.2% for the three months ended March 1998 versus 38.3% for the three months ended March 1997. This improvement was primarily attributable to selected price increases to customers and improved mix of Danskin brand sales versus lower margin private label sales.

         Legwear gross profit increased to 32.1% for the three months ended March 1998 from 27.7% in the three months ended March 1997. This improvement is primarily due to selected price increases and lower costs in the manufacturing facility.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses, which include retail store operating costs, increased by $0.2 million, or 1.9%, to $10.6 million, or 37.5% of net revenues in the three months ended March 1998, from $10.4 million, or 33.8% of net revenues for the three month period ending March 1997. Selling, general and administrative expenses, excluding retail store operating costs, increased $0.1 million, or 1.3% to $7.8 million, or 32.8% of net revenues, in the fiscal three months ended March 1998, from $7.7 million or 29.1% of net revenues in the same prior year end period. The wholesale increase in the March 1998 three months period was principally a result of higher compensation expenses offset by reductions in co-op advertising, selling and marketing expenses.

         Operating Income/Loss:

         As a result of the foregoing, loss from operations (i.e., loss before interest expense, non-recurring charges, extraordinary items and income taxes) amounted to $0.2 million for the three months ended March 1998, a decline of $0.6 million from the income of $0.4 million for the three month period ending March 1997.

         Included in Selling, General and Administrative Expenses ("SG&A") for the fiscal quarter ended March 1998 were approximately $0.8 million of one time charges relating to the hiring of the new Chief Executive Officer as discussed in Note 11 to the Consolidated Condensed Financial Statements. Excluding these charges, SG&A was reduced by $0.6 million to $9.8 million during the three months ended March 1998, compared to $10.6 million in the fiscal three months ended March 1997. Excluding these charges, Operating Income, before non-recurring charges, increased $0.2 million from $0.4 million for the fiscal three months ended March 1997 to $0.6 million for the fiscal three months ended March 28, 1998.

         Interest Expense:

         Interest expense amounted to $0.6 million for the three months ended March 1998 and $1.2 million for the three months ended March 1997, respectively. The Company's effective interest rate was 9.9% and 10.8% for the three months ended March 1998 and March 1997, respectively. The effective interest rate decrease over the prior year is principally due to lower deferred financing costs associated with the refinancing with Century Business Credit Corporation and an overall lower debt burden.

         Non-recurring Charges:

         Non-recurring charges were $1.0 million for the three month period ending March 1998. These charges consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

         Income Tax Provision (Benefit):

         The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three months ended March 1998 and March 1997. The Company's deferred tax balance was $0 at both March 1998 and December 1997.

         Net Loss:

         As a result of the foregoing, the net loss was $1.8 million for the three months ended March 1998, an increase of $1.0 million from the net loss of $0.8 million in the three months ended March 1997.

         Liquidity and Capital Resources

         The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. Although there can be no assurances, the Company does not presently anticipate that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to both its financial condition and its results of operations during fiscal 1998 and 1999. Although there can be no assurances, the Company does not presently anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

         Net cash flow used in operations improved by $1.7 million to $1.6 million for the three months ended March 1998, from a use of cash in operations of $3.3 million in the three months ended March 1997, principally attributable to increases in accounts payable and accrued expenses offset by an increase in accounts receivable. Cash increased $0.1 million to $0.9 million during the three months ended March 1998, after $2.1 million in net financing increases and $0.5 million in capital expenditures.

         Working capital decreased $1.8 million to $17.2 million at March 1998 from $19.1 million at December 1997. Accounts receivable increased by $2.2 million, offset by increases in the revolving loan balance of $1.7 million, accounts payable of $0.5 million and accrued expenses of $1.3 million.

         On August 28, 1997, First Union, the Company and Danskin Investors, LLC (the "Investors") entered into a letter of agreement which among other things, provided for (i) the purchase by the Investor of certain notes executed by the Company and payable to First Union under the First Union Loan and Security Agreement in the approximate principal amount of $21.265 million (the "Term Loan"), (ii) the restructuring of First Union's revolving credit commitments to the Company (the "Revolving Credit Facility") pending a contemplated refinancing thereof, and (iii) the disposition of the warrants (the "Warrants") issued to First Union in June 1995 in connection with a prior restructuring of the Company's obligations to First Union.

         On August 28, 1997, the Company also agreed to the terms of a Memorandum of Understanding with the Investor pursuant to which the Investor would make a capital investment in the Company. In accordance with the terms and conditions of the Memorandum of Understanding, the Investor would (i) contribute the $21.256 million face amount of the Term Loan to the Company and (ii) invest an additional $4 million cash in the Company (collectively, the "Capital Infusion"). In exchange for the Capital Infusion, it was agreed that the Investor would receive (a) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under the Revolving Credit Facility and (b) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock"). The Memorandum of Understanding further provided that the Company would repay all principal and accrued but unpaid interest under the Revolving Credit Facility with the proceeds from a new revolving credit and term loan to be provided by a new lender.

         On September 22, 1997, the Company consented to the assignment to the Investor of approximately $21.256 million face amount (the "Loan Amount") of the Company's term loan obligations owning to First Union

         In accordance with the terms of a certain Securities Purchase Agreement, dated September 22, 1997, entered into by the Company and the Investor (the "Securities Purchase Agreement"), the Investor, and certain other persons, contributed to the Company in the aggregate (a) the Loan Amount and (b) $4 million (together, the "Capital Contribution") in exchange for (i) the Subordinated Debt and (ii) the Investor Preferred Stock (together with the Subordinated Debt, the "Securities") of the Company. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth in exchange for a portion of the Securities.

         In connection with the closing of the Capital Contribution, the Board of Directors approved amendments to both the Certificate of Incorporation and the By-laws of the Company to effectuate agreements reached between the Company and the Investor, including, among other things, increasing the number of authorized shares of its common stock to 100,000,000.

         In addition, in connection with the closing of the Capital Contribution, the Company announced that (a) its Board of Directors declared a stock dividend on the Common Stock equal to one share of Common Stock for each 11.99 shares of Common Stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the accompanying financial statements for the earnings per share calculation), (b) its Board of Directors redeemed the Rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union, as Rights Agent, for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997 and (c) it would offer to its shareholders, including the Investor, the right to purchase, pro rata, 10 million shares of Common Stock at a per share price of $0.30. The Investor agreed to stand by to purchase any shares of Common Stock not purchased by other shareholders of the Company.

         Effective October 8, 1997 (the "Refinancing Closing Date"), the Company replaced its former financing arrangements with First Union with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit.

         Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision of the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, of (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility equal to $300,000.

         On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Refinancing Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million. As of March 28, 1998, availability was approximately $17 million.

         Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one percent (1/2%) and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

         In accordance with the terms of the Securities Purchase Agreement, upon the Refinancing Closing Date, the Investor Preferred Stock and the Subordinated Debt were, by their terms, automatically exchanged for (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company, (b) a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrants"), and (c) a $3 million aggregate principal amount subordinated note of the Company (the "Remaining Subordinated Debt").

         The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that upon the seventh anniversary of the date its issuance, the Series D Stock shall be redeemed-by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions, or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Remaining Subordinated Debt bears interest, commencing on December 22, 1997, at the rate of 8% per annum.

         On August 6, 1996, the Company issued its 10% Convertible Preferred Stock (the "10% Cumulative Preferred Stock") having a liquidation preference of $5,000,000, in exchange for the convertible subordinated debenture previously outstanding. The 10% Cumulative Preferred Stock was entitled to vote on an as converted basis, and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place on August 6, 1997. Holders of the 10% Cumulative Preferred Stock had the right to vote separately as a class for the election of one Director. The director previously elected to the Board of Directors of the Company in this capacity resigned in May 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of Common Stock in lieu of cash and did so in March 1997 by issuing 56,689 shares at $2.205 per share and in June 1997 by issuing 102,881 shares at $1.21 per share. The Company did not take action with respect to the dividend payment which was due on September 1, 1997. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in Lieu of cash was rescinded. The Company did not take action with respect to the dividend payment, which was due on September 1, 1997. In connection with the closing of the Capital Contribution, the holder of the 10% Cumulative Preferred Stock exchanged such preferred stock, and any accrued but unpaid dividends, for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in the purchase of the securities issued to the Investor on the same terms as the Investor. Thereupon, the 10% Cumulative Preferred Stock was cancelled and retired.

         In furtherance of the terms of the Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of approximately 10,838,124 rights to purchase shares of the Company's Common Stock, and (ii) approximately 2,131,889 shares of Common Stock offered in connection with such rights offering. The Board of Directors has established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date will have the right to purchase, pro rata, approximately 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering").

         In addition, the Company, the Investor and BFG have agreed to enter into separate stock sale agreements pursuant to which the Investor and BFG will purchase, after the record date, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, approximately 7,868,111 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale").

         Following completion of the Rights Offering and the Stock Sale, the Company will have issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes will have been satisfied in full.

         Strategic Outlook

         The Company's business strategy over the next two to three years will be to better capitalize on the consumer recognition of the Danskin(R) brand and to develop new channels for distribution. In addition, the Company is pursuing selective legwear licensing opportunities, leveraging its manufacturing expertise as a private label resource and refocusing its efforts on sku management to enhance product mix to counter the continuing negative trends in sheer hosiery. The Company intends to expand Danskin(R) and other product lines, pursue growth in international sales, selectively license the Danskin(R) name for additional product categories, selectively open additional full price Danskin(R) stores and evaluate other available brands for selective licensing opportunities. Further, the Company is seeking to continue to expand its activewear distribution into the department store class of trade by launching a new program late in 1998.

         There can be no assurance that the Company will be able to implement this strategy, particularly given the difficulty of predicting hosiery operations or, if implemented, that this strategy will be successful.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         See Note 8 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities and Uses of Proceeds
         ------------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DANSKIN, INC.

May 12, 1998                                    By:     /s/ M. Catherine Volker
                                                  -----------------------------
                                                M. Catherine Volker
                                                Chief Executive Officer

May 12, 1998                                    By:     /s/ Beverly Eichel
                                                  ------------------------
                                                Beverly Eichel
                                                Chief Financial Officer
                                                (Principal Financial Officer)