Form 10-Q
period 1998-06-27
DANSKIN INC
filed 1998-08-11
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 of 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes _X_  No ___

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of July 31, 1998, excluding 1,083 shares held by a subsidiary: 18,731,361

                         DANSKIN, INC. AND SUBSIDIARIES
                         ------------------------------

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                      ENDED JUNE 28, 1997 AND JUNE 27, 1998

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I -         FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets (Unaudited)
                  As of December 28, 1997 and June 27, 1998                3

                  Consolidated Condensed Statements of Operations
                  (Unaudited) For the Fiscal Six Month Periods
                  Ended June 28, 1997 and June 27, 1998                    4

                  Consolidated Condensed Statements of Cash Flows
                  (Unaudited) For the Fiscal Six Month Periods
                  Ended June 28, 1997 and June 27, 1998                    5

                  Notes to Consolidated Condensed Financial
                  Statements                                               6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10

       Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             13

PART II -         OTHER INFORMATION

       Item 1.    Legal Proceedings                                       13

       Item 6.    Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                                14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS                                               December 27,     June 27,
                                                        1997            1998
                                                                     (unaudited)
                                                     -----------     -----------
Current assets:

Cash and cash equivalents                            $   808,000     $   920,000
Accounts receivable, less allowance for
  doubtful accounts of $848,000 at
  December 27, 1997 and $813,000 at
  June 27, 1998                                       14,935,000      15,956,000
Inventories                                           28,714,000      33,198,000
Prepaid expenses and other current assets              1,926,000       2,262,000
                                                     -----------     -----------
Total current assets                                  46,383,000      52,336,000

Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $8,671,000 at December 27,1997 and
  $9,377,000 at June 27, 1998                          7,591,000       7,908,000
Other assets                                           1,028,000       1,088,000
                                                     -----------     -----------
Total Assets                                         $55,002,000     $61,332,000
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Revolving loan payable (Note 2)                     $  8,539,000   $ 13,184,000
Current portion of long-term debt (Note 2)               333,000      1,333,000
Accounts payable                                       8,043,000     10,051,000
Accrued expenses                                      10,398,000     11,679,000
                                                    ------------   ------------
Total current liabilities                             27,313,000     36,247,000
                                                    ------------   ------------
Long-term debt, net of current
  maturities (Note 2)                                  9,667,000      8,667,000
Subordinated Debt (Note 3)                             3,000,000        641,000
Accrued dividends                                        216,000        696,000
Accrued retirement costs                               1,985,000      1,985,000
                                                    ------------   ------------
Total long-term liabilities                           14,868,000     11,989,000
                                                    ------------   ------------

Total Liabilities                                     42,181,000     48,236,000
                                                    ------------   ------------
Commitments and contingencies

Series D Cumulative Convertible Preferred
Stock, Liquidation Value $12,000,000 and
2,400 shares (Note 3)                                 11,140,000     11,232,000
                                                    ------------   ------------

Stockholders' Equity

Common Stock, $.01 par value, 100,000,000
shares authorized, 10,074,290 shares issued
at December 27, 1997 and 18,732,444 shares
issued at June 27, 1998, less 1,083 shares
held by subsidiary at December 27, 1997 and
June 27, 1998                                            100,732        187,314
Additional paid-in capital                            20,366,268     23,110,686
Accumulated deficit                                  (16,511,000)   (19,159,000)
Accumulated other comprehensive loss (Note 13)        (2,275,000)    (2,275,000)
                                                    ------------   ------------
Total Stockholders' Equity                             1,681,000      1,864,000
                                                    ------------   ------------
Total Liabilities and Stockholders' Equity          $ 55,002,000   $ 61,332,000
                                                    ============   ============

                 These Statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                Fiscal Three Months Ended        Fiscal Six Months Ended
                                              -----------------------------   -----------------------------
                                              June 28, 1997   June 27, 1998   June 28, 1997   June 27, 1998
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                              -------------   -------------   -------------   -------------
Net revenues                                   $29,469,000     $26,444,000     $60,254,000     $54,695,000
Cost of goods sold                              20,161,000      16,169,000      40,116,000      33,947,000
                                               -----------     -----------     -----------     -----------

Gross profit                                     9,308,000      10,275,000      20,138,000      20,748,000

Selling, general and administrative expenses     9,596,000       9,941,000      20,036,000      20,588,000
Non-recurring charges (Note 9)                          --              --              --         964,000
Interest expense                                 1,250,000         607,000       2,435,000       1,181,000
                                               -----------     -----------     -----------     -----------
Total Expenses                                  10,846,000      10,548,000      22,471,000      22,733,000

Loss before income tax provision                (1,538,000)       (273,000)     (2,333,000)     (1,985,000)

Provision for income taxes                          49,000          46,000          98,000          91,000
                                               -----------     -----------     -----------     -----------

Net loss                                        (1,587,000)       (319,000)     (2,431,000)     (2,076,000)

Preferred dividends                                125,000         267,000         250,000         572,000
                                               -----------     -----------     -----------     -----------

Net loss applicable to Common Stock            $(1,712,000)    $  (586,000)    $(2,681,000)    $(2,648,000)
                                               ===========     ===========     ===========     ===========

Basic/Diluted net loss per share: (Note 12)
-------------------------------------------
Net loss per share                                 $(0.25)           (0.04)          (0.40)    $     (0.22)
                                               ===========     ===========     ===========     ===========

Weighted average number of common shares         6,812,000      13,538,000       6,691,000      12,033,000
                                               ===========     ===========     ===========     ===========

               These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       FISCAL SIX MONTHS ENDED
                                                    ----------------------------
                                                    June 28, 1997  June 27, 1998
                                                     (unaudited)    (unaudited)
                                                    -------------  -------------
Cash Flows From Operating Activities:
Net Loss                                             $(2,431,000)   $(2,075,000)
Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                        1,309,000        946,000
  Provision for doubtful accounts receivable             175,000        162,000
  Stock grants issued                                         --        446,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                   (2,263,000)    (1,183,000)
    Decrease (increase) in inventories                 1,983,000     (4,484,000)
    Increase in prepaid expenses and other
      current assets                                    (608,000)      (336,000)
    Increase (decrease) in accounts payable             (123,000)     2,008,000
    Increase (decrease) in accrued expenses           (2,061,000)     1,276,000
                                                     -----------    -----------
Net cash used in operating activities                 (4,019,000)    (3,240,000)
                                                     -----------    -----------

Cash Flows From Investing Activites:
  Capital expeditures                                   (104,000)    (1,168,000)
                                                     -----------    -----------

Net cash used in investing activities                   (104,000)    (1,168,000)
                                                     -----------    -----------
Cash Flows From Financing Activities:
    Net receipts under revolving loan payable          5,560,000      4,645,000
    Sale of Common Stock                                      --      2,359,000
    Payments of long-term debt                          (333,000)            --
    Proceeds from stock options exercised                     --         26,000
    Purchase and retirement of Common Stock              (20,000)
    Sale of Common Stock to Savings  Plan                 59,000             --
    Expenses associated with issuance of
      rights to purchase Common Stock                         --       (121,000)
    Proceeds from warrant notes                               --         15,000
    Financing costs incurred                            (380,000)       (45,000)
    Payment of Subordinated Debt                              --     (2,359,000)
                                                     -----------    -----------
Net cash provided by financing activities              4,886,000      4,520,000
                                                     -----------    -----------

Net increase in Cash and Cash Equivalents                763,000        112,000

Cash and Cash Equivalents, Beginning of Period         1,177,000        808,000
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period             $ 1,940,000    $   920,000
                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Interest Paid                                    $ 2,136,000    $ 1,009,000
    Income taxes paid                                    103,000         27,000
    Cash refunds received for income taxes               121,000             --

            These statements should be read in conjunction with the accompanying notes to Consolidated Condensed Financial Statements.

1. In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 27, 1998, as well as its results of operations for the fiscal three and six month periods ended June 27, 1998 and June 28, 1997 and its cash flows for the fiscal six month periods ended June 27, 1998 and June 28, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 27, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year.

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

      Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The covenant stipulates that the Company must maintain a minimum tangible net worth of $2 million dollars. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000.

      On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan, in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Refinancing Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million. Availability at June 27, 1998 was approximately $15 million.

      Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one percent (1/2%) and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).


3. In accordance with the terms of a certain Securities Purchase Agreement dated September 22, 1997 (the "Securities Purchase Agreement") entered into by the Company and Danskin Investors, LLC. (the "Investor"), the Investor and certain other persons contributed to the Company in the aggregate (a) $21.256 million face amount of certain notes executed by the Company and payable to First Union, and (b) $ 4 million in cash (together the "Capital Contribution") in exchange for (i) $15 million face amount of debt (the "Subordinated Debt"), and (ii) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock") (together with the Subordinated Debt, the "Securities") of the Company. The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by the Oppenheimer Convertible Securities Fund ("BFG") to the Company in exchange for a portion of the Securities.

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

4. The Company's Common Stock was traded over the counter on the NASDAQ National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The NASDAQ SmallCap (TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's noncompliance with NASDAQ's minimum capital and surplus requirements. Bid quotations for the Company's Common Stock may be obtained from the `pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

5. Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                             December 27,        June 27,
                                                1997              1998
                                                               (Unaudited)
                                             -----------       -----------
       Finished goods                        $17,557,000       $19,409,000

       Raw Materials                           4,708,000         6,739,000

       Work-in-Process                         5,749,000         6,442,000

       Packaging  Materials                      700,000           608,000
                                             -----------       -----------
                                             $28,714,000       $33,198,000

6. Effective February 2, 1998, the Board of Directors voted to amend the Company's Stock Option Plan to increase the formula grant provided to non-management Directors thereunder from 20,000 to 50,000 shares. All shares granted to Directors under the Stock Option Plan vest in equal amounts on the first, second and third anniversary of such individual's appointment to the Board of Directors, and are exercisable at the fair value of the Company's Common Stock on the date of grant

      Effective May 18, 1998, the Executive Committee of the Board of Directors of the Company amended the 1992 Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares. In addition, the Executive Committee granted options to purchase 1.63 million shares to certain executives and key employees of the Company at an exercise price of $1.625.

7. The Company is a party to a number of legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

8. The Company has been selected for audit by certain State tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially affect the consolidated financial position or results of operations of the Company.

9. Non-recurring charges of $1.0 million in the first six months of 1998 consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

10. On February 2, 1998, the Company entered into an employment agreement with Cathy Volker, employing her as Chief Executive Officer of the Company from March 2, 1998 until February 28, 2003, subject to earlier termination for death, resignation or removal. Ms. Volker's annual base salary is $375,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based upon such quantitative and qualitative factors as identified by the Board upon consultation with Ms. Volker and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 26, 1998 shall be not less than $187,500. Under Ms. Volker's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment "without cause" (as defined), or she resigns by reason of a "change of control" (as defined), the Company will be obligated to continue her base salary payments for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstances of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus. In connection with the execution of such agreements, Ms. Volker received a signing bonus of $150,000 and a grant of 750,000 shares of Common Stock of the Company. See note 11 below for a discussion of one-time charges associated with such agreements.

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

11. Included in Selling, General and Administrative Expenses ("SG&A") for the fiscal six months ended June 27, 1998 were approximately $0.8 million of one time charges relating to the hiring of the new Chief Executive Officer as discussed in Note 10 above. Excluding these charges, SG&A for the six months ended June 1998 was $19.8 million compared to $20.0 million for the six months ended June 28, 1997, a reduction of $0.2 million. Excluding these charges and the non-recurring charges disclosed in Note 9 above, operating income would have been $1.0 million for the six months ended June 1998 compared to $0.1 million for the same prior period.

12. For the fiscal six months ended June 1998 and June 1997, basic and diluted net loss per share is computed based on weighted average common and common equivalent shares outstanding of 12,033,000 and 6,691,000, respectively. Common Stock equivalents are excluded from basic and diluted net loss per share calculation for both fiscal periods because the effect would be antidilutive.


      At June 27, 1998, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                             18,732,000
      Preferred Stock                                           40,000,000
      Warrants/Options                                          21,768,000
                                                                ----------
      Total Shares and Share Equivalents Outstanding            80,500,000
                                                                ==========

13. Effective December 28, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

      Comprehensive loss for all periods presented, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends, was equal to net losses as presented, as the minimum pension liability adjustment has not changed in the respective periods. As such, adoption of this standard had no effect of the Company's financial position or operating results during the periods presented.

14. In furtherance of the terms of the Securities Purchase Agreement entered into by the Company and the Investor, (see note 3 above), on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of the Company's Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Preliminary results of the Rights Offering indicate that approximately 7.6 million rights were subscribed for, and approximately
      1.5 million shares are issuable in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, as soon as practicable following completion of the Rights Offering, the Investor shall purchase any rights not subscribed for on primary subscription, presently estimated at 3.2 million, for $.30 per share. The Company will realize aggregate gross proceeds of approximately $640,000.

      In addition, on May 27, 1998, the Company, the Investor and BFG entered into separate stock sale agreements pursuant to which the Investor and BFG purchased, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, 7,864,366 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company will have issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes will have been satisfied in full.

      The following Unaudited Pro Froma Consolidated Balance Sheet as of June 27, 1998 of the Company is based on the Consolidated Balance Sheet of the Company included elsewhere in this quarterly report on Form 10Q, adjusted to give effect to the Rights Offering described above as if it were completed at June 27, 1998.

                                 DANSKIN, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 JUNE 27, 1998
                                    PROFORMA
                                    (000's)

                                                            PROFORMA
                                               HISTORICAL  ADJUSTMENTS  PROFORMA
                                               ----------  -----------  --------
ASSETS
CASH                                                920                     920
ACCOUNTS RECEIVABLE                              15,956                  15,956
INVENTORY                                        33,198                  33,198
OTHER CURRENT ASSETS                              2,262                   2,262
                                                 ------                  ------
TOTAL CURRENT ASSETS                             52,336                  52,336
                                                 ------                  ------

NET FIXED ASSETS                                  7,908                   7,908
OTHER ASSETS                                      1,088                   1,088
                                                 ------                  ------
TOTAL ASSETS                                     61,332                  61,332
                                                 ------                  ------

LIABILITIES & EQUITY

ACCOUNTS PAYABLE                                 10,051                  10,051
ACCRUED EXPENSES                                 11,679                  11,679
REVOLVING LOAN PAYABLE                           13,184                  13,184
CURRENT PORTION OF LT DEBT                        1,333                   1,333
                                                 ------                  ------
TOTAL CURRENT LIABILITIES                        36,247                  36,247
                                                 ------                  ------

SUBORDINATED DEBT                                   641       (641)           0
LONG TERM DEBT                                    8,667                   8,667
ACCRUED DIVIDENDS                                   696                     696
RETIREMENT BENEFIT OBLIGATIONS                    1,985                   1,985
                                                 ------                  ------
TOTAL LONG TERM LIABILITIES                      11,989                  11,348
                                                 ------                  ------
TOTAL LIABILITIES                                48,236                  47,595
                                                 ------                  ------

SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK  11,232                  11,232

TOTAL EQUITY                                      1,864        641        2,505
                                                 ------                  ------

TOTAL LIABILITIES AND EQUITY                     61,332        641       61,332
                                                 ------        ---       ------

(1) The Pro Forma adjustment reflects the sale of Common Stock offered in the July 6, 1998 Rights Offering and the application of the gross proceeds therefrom to reduce in full the remaining Subordinated Notes. The expenses of the Rights Offering were paid out of working capital.

15. Effective July 1, 1998, the Company entered into a new ten-year lease for showroom, design and corporate office space to be located at 530 Seventh Avenue, New York, New York. The Company presently anticipates that it will incur a nonrecurring charge relating to its current leasehold obligations at 111 West 40th Street, New York, New York of approximately $1.5 million, including the non-cash write-off of unamortized leasehold improvements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


         Cautionary Statements
         ---------------------

         Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements implied by such forward looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the retail industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

         Results of Operations
         ---------------------

         Comparison of the fiscal three and six month periods ended June 1998 with the fiscal three and six month periods ended June 1998.

         Net Revenues:

         Net revenues amounted to $26.4 million for the three months ended June 1998; a decrease of $3.0 million, or 10.3%, from the prior year three months ended June 1997. Net revenues for the six months ended June 1998 amounted to $54.7 million, a decrease of $5.6 million, or 9.2%, from $60.3 million the same prior year period. Wholesale revenues for the Company decreased $3.1 million for the three-month period, and declined $5.7 million for the six-month period. Retail volume remained the same for the three-month period and increased $0.1 million for the six-month period.

         Danskin activewear net revenues, which include the Company's retail operations, amounted to $17.4 million for the three months ended June 1998, a decrease of $2.6 million, or 13%, from $20.0 million in the prior three month ended June 1997. Activewear revenues decreased $4.0 million, to $37.3 million, or 9.7%, for the six month period ended June 1998 over the same prior year period. The major decreases in net revenues for the three and six-month periods are principally attributable to a decline in the Company's private label businesses, the discontinuance of the licensed SHAPE activewear product line, and lower revenues in Dance France. The Company's 48 retail stores sales were $4.6 million for the three-month period ending June 1998 compared to $4.6 million for the same prior year period and generated sales of $9.1 million for the six month period ending June 1998 compared to $8.9 million for the same prior period. Comparable retail store sales remained the same for the three months ended June 1998 and increased 1.5% for the six months ended June 1998. During the six-month period ending June 1998, the Company closed three stores and opened two temporary locations.

         Pennaco legwear net revenues amounted to $9.0 million for the three months ended June 1998, a decline of $0.5 million, or 5.9%, from the three month period ended June 1997. Revenues declined $1.6 million, or 8.2%, to $17.4 million for the six months ending June 1998 compared to the same prior year period. The decline in legwear revenues reflects targeted sku reductions, designed to eliminate low margin and slow turning styles, and, to a lesser extent, a decline in the Company's private label business and the termination of the Anne Klein(R) legwear license.

         Gross Profit:

         Gross profit increased by $1.0 million, or 10.4% to $10.3 million in the three months ended June 1998 from $9.3 million for the three months ended June 1997 and increased $0.7 million to $20.8 million for the six months ended June 1998 compared to $20.1 million for the six months ended June 1997. Gross profit, as a percentage of net revenues, increased to 37.9% in the six-month period ending June 1998 from 33.4% in the same prior year period.

         Activewear gross profit increased to 41.5% for the three months ended June 1998 from 35.9% for the three months ended June 1997, and 40.3% for the six months ended June 1998 versus 37.2% for the same prior year period. The three and six month increases were primarily attributable to improved mix of sales of Danskin branded product versus lower margin private label merchandise, selective price increases, and lower manufacturing costs.

         Legwear gross profit increased to 33.8% in the three months ending June 1998 from 22.7% in the prior period, and improved to 33.0% for the six month period ended June 1998 versus 25.1% for the same prior year period. The improvement in margins for the three and six month periods is primarily due to cost reductions at the Company's manufacturing facility, selected price increases, and the elimination of certain lower margin programs.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses, which include retail store operating costs, increased $0.3 million, or 3.6%, to $9.9 million, or 37.6% of net revenues, in the three months ended June 1998, from $9.6 million, or 32.5% of net revenues, for the three month period ending June 1997. For the six-month period ending June 1998, selling, general and administrative expenses increased $0.6 million, or 2.8%, to $20.6 million, or 37.6% of net revenues compared to $20.0 million, or 33.2% of net revenues for the six month period ended June 1998. Selling, general and administrative expenses, excluding retail store operating costs, increased $0.7 million, or 4.9%, to $15.1 million, or 33.0% of net revenues, in the six months ended June 1998, from $14.4 million, or 28.0% of net revenues in the same prior year period. The increase in the six-month period ending June 1998, excluding retail store operating costs, was primarily a result of higher compensation expense, including one-time charges of $.8 million relating to changes in senior management (see note 10 to the Consolidated Condensed Financial Statements) and professional services, offset, in part, by reduced selling and marketing expenses.

         Operating Income/Loss:

         Income/loss before interest expense, non-recurring charges and income taxes amounted to $0.3 million for the three months ended June 1998, an improvement of $0.6 million from the loss of $0.3 million for the three months ended June 1997. For the six months ending June 1998, the Company generated operating income of $0.2 million compared to $0.1 million for the same prior year period.

         Included in Selling, General and Administrative Expenses ("SG&A") for the six-month period ending June 1998 were approximately $0.8 million of one time charges relating to the hiring of the new Chief Executive Officer as discussed in Note 11 to the Consolidated Condensed Financial Statements. Excluding these charges, SG&A for the six month period ending June 1998 was $19.8 million compared to $20.0 million for the six months ended June 1997, a reduction of $0.2 million. Excluding these charges, operating income would have been $1.0 million for the six months ended June 1998 compared to income of $0.1 million for the same prior period.

         Interest Expense:

         Interest expense amounted to $0.6 million for the three months ended June 1998 and $1.2 million for the three months ended June 1997. For the six-month period ending June 1998, interest expense amounted to $1.2 million compared to $2.4 million for the same prior year period. The Company's effective interest rate was 9.9% and 11.1% for the three months ended June 1998 and 1997, respectively, and 10.0% and 11.0% for the six months ended June 1998 and 1997, respectively. The effective interest rate decrease over the prior year is principally due to lower deferred financing costs and lower interest rates associated with the refinancing with Century Business Credit Corporation.

         Non-recurring Charges:

         Non-recurring charges were $1.0 million for the six months ending June 1998. These charges consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

         Income Tax Provision (Benefit):

         The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three and six months ended June 1998 and June 1997. The Company's net deferred tax balance was $0 at both June 1998 and December 1997.

         Net Loss:

         The net loss was $0.3 million for the three months ending June 1998, an improvement of $1.3 million compared to the net loss of $1.6 million for the three months ending June 1997. For the six months ended June 1998, the net loss was $2.1 million versus a net loss of $2.4 million for the six months ended June 1997.

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

         Net cash flow used in operations improved by $0.8 million to $3.2 million for the six months ended June 1998, from a use of cash in operations of $4.0 million in the six months ended June 1997, principally attributable to increases in accounts payable and accrued expenses offset by an increase in accounts receivable and inventories. Cash decreased $1.0 million to $0.9 million during the six months ended June 1998, after $4.5 million in net financing increases and $1.2 million in capital expenditures.

         Working capital decreased $3.0 million to $16.1 million at June 1998 from $19.1 million at December 1997. Accounts receivable increased by $1.0 million, inventories increased $4.5 million offset by increases in the revolving loan balance of $4.6 million, accounts payable of $2.0 million and accrued expenses of $1.3 million.

         The Company increased its capital expenditures during fiscal six-month period by $1.1 million from the prior year period, of which $650,000 related to costs incurred in upgrading the Company's computer systems. The balance of the expenditures addressed improvement at the Company's manufacturing facilities.

         In furtherance of the terms of the Securities Purchase Agreement entered into by the Company and Danskin Investors, LCC ("Danskin Investors") (see note 3 to the Consolidated Condensed Financial Statements), on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of the Company's Common Stock, and (ii) 2,131,889 shares of Common Stock offered in connection with such rights offering. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Preliminary results of the Rights Offering indicate that approximately 7.6 million shares were subscribed for and approximately
         1.5 million shares are issuable in respect of such rights. Danskin Investors shall purchase any rights not subscribed for on primary subscription, presently estimated at 3.2 million. The Company will realize aggregate gross proceeds of approximately $640,000.

         In addition, on May 27, 1998, the Company, the Investor and BFG entered into separate stock sale agreements pursuant to which the Investor and BFG purchased, after the record date, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, approximately 7,864,366 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company will have issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes will have been satisfied in full.

         Strategic Outlook

         The Company and its new senior management team is reestablishing Danskin(R) as a modern, contemporary brand. The Company's business strategy is to capitalize on the consumer recognition of the Danskin(R) brand and to develop new and innovative products that reflect a woman's active lifestyle. The Company's "Clothes for Living" print advertising campaign reinforces the lifestyle positioning of the brand and creates a tone and manner that will flow into all of the Company's consumer communications.

         Building on consumer awareness of the Danskin(R) brand, the Company has redesigned a significant portion of its activewear line, and is offering new and more contemporary products that relate to a woman's active lifestyle. The Company believes that its new line will enable it to expand its presence at retail, including both the sporting goods and department store classes of trade. The Company is seeking to strengthen its position as a primary resource for its current accounts and is aggressively pursuing strategic alliances with certain key retailers.

         Moreover, in the department store class of trade, the Company is launching its Danskin Packables line in October 1998. Danskin Packables will be offered primarily in the hosiery departments of department and better specialty stores and will feature an accessible product (to be offered primarily on main floor), an innovative design (superior styling coupled with an exclusive technical fabric that resists wrinkles), and a unique concept (a mix and match ensemble that is "Good to Go"). The Danskin Packables launch is being supported by a comprehensive advertising program that extends from print advertising in key fashion magazines, to a retail direct mail campaign, to exclusive in store fixturing. The Company believes that Danskin Packables is representative of the kinds of products and innovation that will advance its "Primary Resource" strategy and broaden the positioning of the Danskin(R) brand to the consumer beyond `activewear,' to one of `active lifestyle.'

         Recognizing that the Company owned stores provide a platform for capitalizing on the strong brand awareness enjoyed by Danskin, provide an additional channel of distribution, and act as a laboratory for product innovation, the Company intends to open a limited number of additional full price Danskin(R) stores in select metropolitan areas. The Company is also seeking to increase revenues by pursuing growth in international sales, selectively licensing the Danskin(R) name for additional product categories, and evaluating other available designer brands for selective licensing opportunities.

         With the addition of Cathy Volker and her considerable experience in legwear innovation, the Company is well positioned to capitalize on its manufacturing expertise both as a private label resource and branded product manufacturer. The Company has made significant progress in achieving a more focused sales effort toward higher margin product and consumer interest in casual legwear and in reducing its manufacturing costs. In addition, the Company is pursuing selective designer legwear licensing opportunities. Together, these initiatives reflect the Company's objective to redirect its efforts to areas where it recognizes a competitive advantage.

         There can be no assurances that the Company will be able to implement the strategies set forth above, or, that if implemented, these strategies will be successful.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Financial Data Schedule.

         (b)   Reports on Form 8-K

               None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DANSKIN, INC.

August 12, 1998                                 By:  /s/ M. Catherine Volker
                                                   ----------------------------
                                                M. Catherine Volker
                                                Chief Executive Officer

August 12, 1998                                 By:     /s/ Beverly Eichel
                                                   ----------------------------
                                                Beverly Eichel
                                                Chief Financial Officer
                                                (Principal Financial Officer)