Form 10-Q
period 1998-09-26
DANSKIN INC
filed 1998-11-10
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998


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

Yes _X_  No ___

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of October 31, 1998, excluding 1,083 shares held by a subsidiary: 20,915,610

                         DANSKIN, INC. AND SUBSIDIARIES
                         ------------------------------

                 FORM 10-Q FOR THE FISCAL NINE MONTH PERIODS
               ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -   FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets (Unaudited)
              As of December 28, 1997 and September 26, 1998                3

              Consolidated Condensed Statements of Operations
              (Unaudited) For the Fiscal Three and Nine Month Periods
              Ended September 27, 1997 and September 26, 1998               4

              Consolidated Condensed Statements of Cash Flows
              (Unaudited) For the Fiscal Nine Month Periods
              Ended September 27, 1997 and September 26, 1998               5

              Notes to Consolidated Condensed Financial Statements          6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk    14

PART II -  OTHER INFORMATION

  Item 1.     Legal Proceedings                                             14

  Item 6.     Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                  14

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
ASSETS

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                               December 28, 1997  September 26, 1998
                                                                                                                     (unauditied)
                                                                                               -----------------  ------------------
Current assets:
  Cash and cash equivalents                                                                   $          808,000   $  1,182,000
  Accounts receivable, less allowance for doubtful accounts                                           14,935,000     17,169,000
       of $848,000 at December 28, 1997 and $801,000 at
       September 26, 1998
  Inventories                                                                                         28,714,000     35,116,000
  Prepaid expenses and other current assets                                                            1,926,000      2,071,000
                                                                                               -----------------  ------------------
        Total current assets                                                                          46,383,000     55,538,000


  Property, plant and equipment - net of accumulated                                                   7,591,000      7,969,000
       depreciation and amortization of $8,671,000 at December
      28, 1997 and $9,759,000 at September 26, 1998
  Other assets                                                                                         1,028,000        918,000
                                                                                               -----------------  ------------------
  Total Assets                                                                                 $      55,002,000  $  64,425,000
                                                                                               =================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving loan payable (Note 2)                                                              $       8,539,000  $  18,431,000
  Current portion of long-term debt (Note 2)                                                             333,000      1,833,000
  Accounts payable                                                                                     8,043,000      8,361,000
  Accrued expenses                                                                                    10,398,000     13,353,000
                                                                                               -----------------  ------------------
        Total current liabilities                                                                     27,313,000     41,978,000
                                                                                               -----------------  ------------------
  Long-term debt, net of current maturities (Note 2)                                                   9,667,000      8,167,000
  Subordinated Debt (Note 3)                                                                           3,000,000            -
  Accrued dividends                                                                                      216,000        936,000
  Accrued retirement costs                                                                             1,985,000      1,985,000
                                                                                               -----------------  ------------------
  Total long-term liabilities                                                                         14,868,000     11,088,000
                                                                                               -----------------  ------------------
  Total Liabilities                                                                                   42,181,000     53,066,000
                                                                                               -----------------  ------------------
  Commitments and contingencies
  Series D Cumulative Convertible Preferred Stock, Liquidation Value $12,000,000 and 2,400            11,140,000     11,263,000
  shares (Note 3)                                                                              -----------------  ------------------


  Stockholders' Equity

  Common Stock, $.01 par value, 100,000,000 shares authorized, 10,074,290 shares issued at December
  27, 1997 and 20,916,693 shares issued at September 26, 1998, less 1,083 shares held by subsidiary
  at December 27, 1997 and September 26, 1998                                                            100,732        209,000
  Additional paid-in capital                                                                          20,366,268     23,454,000
  Accumulated deficit                                                                                (16,511,000)   (21,292,000)
  Accumlated other comprehensive loss (Note 13)                                                       (2,275,000)    (2,275,000)
                                                                                               -----------------  ------------------
       Total Stockholders' Equity                                                                      1,681,000         96,000
                                                                                               -----------------  ------------------
  Total Liabilities and Stockholders' Equity                                                   $      55,002,000  $  64,425,000
                                                                                               =================  ==================

These Statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements


                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                          Fiscal Three Months Ended               Fiscal Three Months Ended
                                                          -------------------------               -------------------------
                                                     September 27, 1997   September 26, 1998  September 27, 1997  September 26, 1998
                                                        (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
                                                     ------------------   ------------------  ------------------  ------------------
Net revenues                                            $ 32,699,000       $ 27,959,000         $ 92,953,000         $ 82,654,000
Cost of goods sold                                        21,068,000         17,146,000           61,184,000           51,093,000
                                                        ------------       ------------         ------------         ------------

Gross profit                                              11,631,000         10,813,000           31,769,000           31,561,000

Selling, general and administrative expenses              10,200,000         11,487,000           30,236,000           32,075,000
Non-recurring charges (Note 9)                               300,000            475,000              300,000            1,439,000
Interest expense                                           1,251,000            669,000            3,686,000            1,850,000
                                                        ------------       ------------         ------------         ------------
Total Expenses                                            11,751,000         12,631,000           34,222,000           35,364,000

Loss before income tax provision                            (120,000)        (1,818,000)          (2,453,000)          (3,803,000)

Provision for income taxes                                   194,000             44,000              292,000              135,000
                                                        ------------       ------------         ------------         ------------

Net loss before extraordinary items                         (314,000)        (1,862,000)          (2,745,000)          (3,938,000)

Extraordinary gain from early retirement of debt           5,245,000               -                5,245,000               -
                                                        ------------       ------------         ------------         ------------

Net income (loss)                                          4,931,000         (1,862,000)           2,500,000           (3,938,000)

Preferred dividends                                          112,000            271,000              362,000              843,000
                                                        ------------       ------------         ------------         ------------

Net income (loss) applicable to Common Stock            $  4,819,000       $ (2,133,000)        $  2,138,000         $ (4,781,000)
                                                        ============       ============         ============         ============

Basic/Diluted net loss per share: (Note 12)
Net loss per share before extraordinary items                 ($0.04)            ($0.11)              ($0.40)              ($0.33)

Net income per share for extraordinary items                   $0.54              $0.00                $0.68               $0.00
                                                        ------------       ------------         ------------         ------------

Net income (loss) per share after extraordinary items          $0.50             ($0.11)               $0.28               ($0.33)
                                                        ============       ============         ============         ============

Weighted average number of common shares                   9,677,000         19,689,000            7,673,000           14,585,000


               These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    FISCAL NINE MONTHS ENDED
                                                                    ------------------------
                                                              September 27, 1997    September 26, 1998
                                                                  (unaudited)            (unaudited)
                                                              ------------------    ------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                  $ 2,500,000          $(3,938,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                        2,003,000            1,372,000
Extraordinary gain on early retirement of debt                      (5,245,000)                -
                                                                                        -----------
Provision for doubtful accounts receivable                             361,000              244,000
Stock grants issued                                                        -                446,000
Changes in operating assets and liabilities:
Increase in accounts receivable                                     (3,565,000)          (2,478,000)
Decrease (increase) in inventories                                   3,114,000           (6,402,000)
Increase in prepaid expenses and other current assets               (2,260,000)            (145,000)
Increase (decrease) in accounts payable                             (1,706,000)             318,000
Increase in accrued expenses                                           416,000            2,958,000
                                                                   -----------          -----------
Net cash used in operating activities                               (4,382,000)          (7,625,000)
                                                                   -----------          -----------

Cash Flows From Investing Activites:
Capital expeditures                                                   (161,000)          (1,613,000)
                                                                   -----------          -----------

Net cash used in investing activities                                 (161,000)          (1,613,000)
                                                                   -----------          -----------
Cash Flows From Financing Activities:
Net receipts under revolving loan payable                            2,743,000            9,892,000
Sale of Common Stock                                                       -              3,000,000
Proceeds from stock options exercised                                      -                 49,000
Payments of long-term debt                                            (333,000)                -

Purchase and retirement of Common Stock                                (20,000)                -

Sale of Common Stock to Savings  Plan                                   59,000                 -

Expenses associated with issuance of rights                                -               (299,000)
       to purchase Common Stock
Proceeds from warrant notes                                                -                 15,000
Financing costs incurred                                            (1,026,000)             (45,000)
Proceeds from recapitalization                                       4,000,000                 -

Payment of Subordinated Debt                                               -             (3,000,000)
                                                                   -----------          -----------
Net cash provided by financing activities                            5,423,000            9,612,000
                                                                   -----------          -----------

Net increase in Cash and Cash Equivalents                              880,000              374,000

Cash and Cash Equivalents, Beginning of Period                       1,177,000              808,000
                                                                   -----------          -----------

Cash and Cash Equivalents, End of Period                           $ 2,057,000          $ 1,182,000
                                                                   ===========          ===========

Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                      $ 3,228,000          $ 1,647,000
Income taxes paid                                                      118,000               50,000
Cash refunds received for income taxes                                 121,000                  -



              These statements should be read in conjunction with the accompanying notes to Consolidated Condensed Financial Statements.

1. In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 26, 1998 and December 27, 1998, as well as its results of operations for the fiscal three and nine month periods ended September 26, 1998 and September 27, 1997 and its cash flows for the fiscal nine month periods ended September 26, 1998 and September 27, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 27, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year.

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

      Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $10 million (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The covenant stipulates that the Company must maintain a minimum tangible net worth of $2 million. At September 26, 1998, the Company's tangible net worth under the Loan and Security Agreement was equal to approximately $10.5 million. Availability under the Loan and Security Agreement at September 26, 1998 was equal to approximately $11.5 million.

      On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments which commenced on November 1, 1998. A second term loan, in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date.

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

      The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. If, for any fiscal year beginning with the fiscal year ending December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date its issuance, if the Series D Stock has not previously converted to Common Stock in accordance with its terms, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions, or similar recapitalizations affecting the shares of Series D Stock), plus
      (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Remaining Subordinated Debt bears interest at the rate of 8% per annum.

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

5. Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                           December 27, 1997  September 26, 1998
                                                                  (Unaudited)
                                           -----------------  ------------------
      Finished goods                          $17,557,000         $20,567,000
      Raw Materials                             4,708,000           6,878,000
      Work-in-Process                           5,749,000           6,870,000
      Packaging Materials                         700,000             801,000
                                           -----------------  ------------------
                                              $28,714,000         $35,116,000


6. Effective February 2, 1998, the Board of Directors voted to amend the Company's Stock Option Plan to increase the formula grant provided to non-management Directors thereunder from 20,000 to 50,000 shares. All shares granted to Directors under the Stock Option Plan vest in equal amounts on the first, second and third anniversary of such individual's appointment to the Board of Directors, and are exercisable at the fair value of the Company's Common Stock on the date of grant.

      Effective May 18, 1998, the Executive Committee of the Board of Directors of the Company amended the 1992 Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares. In addition, the Executive Committee granted options to purchase 1.63 million shares to certain executives and key employees of the Company at an exercise price of $1.625 and provided for grants to new senior level executives of the Company hired during fiscal 1998.

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

9. Non-recurring charges of $1.4 million in the first nine months of 1998 consisted of certain executive employee severance costs primarily relating to the replacement of the former Chief Executive Officer and the resignation of the Chief Financial Officer of the Company.

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


11. Included in Selling, General and Administrative Expenses ("SG&A") for the fiscal nine months ended September 26, 1998 were approximately $0.8 million of one time charges as discussed in Note 10 above. Excluding these charges, SG&A for the nine months ended September 1998 was $31.3 million compared to $30.2 million for the nine months ended September 27, 1997, an increase of $1.1 million. Excluding these one time charges, operating income would have been $0.3 million for the nine months ended September 26, 1998 compared to $1.5 million for the same prior year period.

12. For the fiscal nine months ended September 1998 and September 1997, basic and diluted net loss per share is computed based on weighted average common and common equivalent shares outstanding of 14,585,000 and 7,673,000, respectively. Common Stock equivalents are excluded from basic and diluted net loss per share calculation for both fiscal periods because the effect would be antidilutive.

      At September 26, 1998, the Company had the following common shares and common share equivalents outstanding:

           Common Shares                                      20,917,000
           Preferred Stock                                    40,000,000
           Warrants/Options                                   21,880,000
                                                              ----------
           Total Shares and Share Equivalents Outstanding     82,797,000
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

14. In furtherance of the terms of the Securities Purchase Agreement entered into by the Company and the Investor, (see Note 3 above), on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of the Company's Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Approximately 8.4 million rights were subscribed for, and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, the Investor purchased the rights not subscribed for on primary subscription, totaling 488,289 shares, at $.30 per share. The Company realized aggregate gross proceeds of approximately $640,000.

      In addition, on May 27, 1998, the Company, the Investor and BFG entered into separate stock sale agreements pursuant to which the Investor and BFG purchased, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, 7,864,366 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes was satisfied in full.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


      Cautionary Statements
      ---------------------


      Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the retail industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

      Results of Operations
      ---------------------

      Comparison of the fiscal three and nine month periods ended September 26, 1998 with the fiscal three and nine month periods ended September 27, 1997.

      Net Revenues:
      -------------

      Net revenues amounted to $28.0 million for the three months ended September 1998; a decrease of $4.7 million, or 14.4%, from the prior year three months ended September 1997. Net revenues for the nine months ended September 1998 amounted to $82.7 million, a decrease of $10.3 million, or 11.1%, from $93.0 million the same prior year period. Wholesale revenues for the Company decreased $4.8 million for the three-month period, and declined $10.5 million for the nine-month period. Retail volume increased $0.1 million for the three-month period and increased $0.2 million for the nine-month period.

      Danskin activewear net revenues, which include the Company's retail operations, amounted to $19.4 million for the three months ended September 1998, a decrease of $3.1 million, or 13.8%, from $22.5 million in the prior year three months ended September 1997. Activewear revenues decreased $7.1 million, to $56.7 million, or 11.1%, for the nine month period ended September 1998 over the same prior year period. The major decreases in net revenues for the three - and nine-month periods were principally attributable to a decline in the Company's private label businesses, the discontinuance of the licensed SHAPE activewear product line, and lower revenues in Dance France. The Company's 45 retail store's sales were $6.2 million for the three-month period ending September 1998 compared to $6.1 million for the same prior year period, and generated sales of $15.3 million for the nine month period ending September 1998 compared to $15.1 million for the same prior period. Comparable retail store sales increased 8.2% for the three months ended September 1998 and increased 4.4% for the nine months ended September 1998. During the nine-month period ended September 1998, the Company closed six stores and opened two additional stores.

      Pennaco legwear net revenues amounted to $8.6 million for the three months ended September 1998, a decline of $1.6 million, or 15.7%, from the three month period ended September 1997. Revenues declined $3.2 million, or 11.0%, to $26.0 million for the nine months ending September 1998 compared to the same prior year period. The decline in legwear revenues reflects targeted sku reductions, designed to eliminate low margin and slow turning styles, and, to a lesser extent, a decline in the Company's private label business and the termination of the Anne Klein(R) legwear license.

      Gross Profit:
      -------------

      Gross profit decreased by $0.8 million, or 7.0% to $10.8 million in the three months ended September 1998 from $11.6 million for the three months ended September 1997 and decreased $0.2 million to $31.6 million for the nine months ended September 1998 compared to $31.8 million for the nine months ended September 1997. Gross profit, as a percentage of net revenues, increased to 38.2% in the nine-month period ending September 1998 from 34.2% in the same prior year period.

      Activewear gross profit increased to 41.2% for the three months ended September 1998 from 38.7% for the three months ended September 1997, and 40.7% for the nine months ended September 1998 versus 37.8% for the same prior year period. The three and nine month increases were primarily attributable to improved mix of sales of Danskin branded product versus lower margin private label merchandise, selective price increases, and lower manufacturing costs.

      Legwear gross profit increased to 32.6% in the three months ending September 1998 from 28.4% in the prior period, and improved to 32.7% for the nine month period ended September 1998 versus 26.4% for the same prior year period. The improvement in margins for the three and nine month periods was primarily due to cost reductions at the Company's manufacturing facility, selected price increases, and the elimination of certain lower margin programs.

      Selling, General and Administrative Expenses:
      ---------------------------------------------

      Selling, general and administrative expenses, which include retail store operating costs, increased $1.3 million, or 12.7%, to $11.5 million, or 41.1% of net revenues, in the three months ended September 1998, from $10.2 million, or 31.2% of net revenues, for the three month period ending September 1997. For the nine-month period ending September 1998, selling, general and administrative expenses increased $1.9 million, or 6.3%, to $32.1 million, or 38.8% of net revenues compared to $30.2 million, or 32.5% of net revenues for the nine month period ended September 1997. Selling, general and administrative expenses, excluding retail store operating costs, increased $2.4 million, or 11.2%, to $23.8 million, or 35.3% of net revenues, in the nine months ended September 1998, from $21.4 million, or 27.5% of net revenues in the same prior year period. The increase in the nine-month period ending September 1998, excluding retail store operating costs, was primarily a result of increased advertising for brand Danskin and the new Packables business, higher compensation expense, including one-time charges of $0.8 million relating to changes in senior management (see note 10 to the Consolidated Condensed Financial Statements) and professional services, offset, in part, by reduced selling and marketing expenses.

      Operating Income/Loss:
      ----------------------

      Operating loss before interest expense, non-recurring charges and income taxes amounted to $0.7 million for the three months ended September 1998, a decline of $2.1 million from operating income of $1.4 million for the three months ended September 1997. For the nine months ended September 1998, the Company generated an operating loss of $0.5 million compared to operating income of $1.5 million for the same prior year period.

      Included in Selling, General and Administrative Expenses ("SG&A") for the nine-month period ended September 1998 was approximately $0.8 million of one time charges relating to the hiring of the new Chief Executive Officer as discussed in Note 11 to the Consolidated Condensed Financial Statements. Excluding these one-time charges, SG&A for the nine month period ended September 1998 was $31.3 million compared to $30.2 million for the nine months ended September 1997, an increase of $1.6 million. Excluding these charges, operating income would have been $0.3 million for the nine months ended September 1998 compared to income of $1.5 million for the same prior period.

      Interest Expense:
      -----------------

      Interest expense amounted to $0.7 million for the three months ended September 1998 and $1.3 million for the three months ended September 1997. For the nine-month period ending September 1998, interest expense amounted to $1.9 million compared to $3.7 million for the same prior year period.

      The Company's effective interest rate was 9.7% and 11.0% for the three months ended September 1998 and 1997, respectively, and 9.9% and 11.0% for the nine months ended September 1998 and 1997, respectively. The effective interest rate decrease over the prior year is principally due to lower deferred financing costs and lower interest rates associated with the refinancing of the Company's credit facilities with Century Business Credit Corporation. (See Note 2 to the Consolidated Condensed Financial Statements.)

      Non-recurring Charges:
      ----------------------

      Non-recurring charges were $0.5 million for the three months ended September 1998 compared to $0.3 million for the three months ended September 1997. These charges consisted of executive employee severance costs primarily relating to the resignation of the former Chief Financial Officer of the Company. Non-recurring charges were $1.4 million for the nine months ended September 1998 compared to $0.3 million for the nine months ended September 1997. The charges for the nine months ended September 1998 consisted of the aforementioned employee expenses related to the resignation of the Chief Financial Officer and certain executive employee severance costs relating to the replacement of the former Chief Executive Officer and other senior managers of the Company.

      Extraordinary Gain From Early Retirement of Debt
      ------------------------------------------------

      For the three and nine months ended September 1997, the Company recognized a gain of $10.0 million, offset by the write-off of deferred financing fees associated with the First Union Loan and Security Agreement, of $2.6 million and direct costs of the transaction of $2.2 million. The extraordinary gain is attributable to the discount associated with the early retirement of the First Union Term Loan of $21.3 million per the Letter of Agreement dated August 28, 1997. This gain will be applied against the Company's net operating loss carryforward which is fully reserved.

      Income Tax Provision (Benefit):
      -------------------------------

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three and nine months ended September 1998 and September 1997. The Company's net deferred tax balance was $0 at both September 1998 and December 1997.

      Net Loss:
      ---------

      The net loss was $1.9 million for the three months ended September 1998, compared to net income of $4.9 million for the three months ended September 1997. For the nine months ended September 1998, the net loss was $3.9 million versus net income of $2.5 million for the nine months ended September 1997. Excluding the extraordinary gain of $5.2 million in the nine month period ended September 1997, the net loss for the nine months ended September 1998 was $3.9 million compared to a net loss of $2.7 million for the prior year period. Excluding the one-time ($0.8 million) and non-recurring charges ($1.4 million) taken by the Company in the fiscal 1998 nine-month period, the net loss for such period was $1.7 million versus a net loss of $2.4 million for the prior year fiscal period, excluding extraordinary gains ($5.2 million) and non-recurring charges ($300,000) taken in such period.

      Liquidity and Capital Resources
      -------------------------------

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

      Net cash flow used in operations increased by $3.2 million to $7.6 million for the nine months ended September 1998, from a use of cash in operations of $4.4 million in the nine months ended September 1997, principally attributable to increases in accounts payable and accrued expenses offset by an increase in accounts receivable and inventories. Cash increased $0.4 million to $1.2 million during the nine months ended September 1998, after $9.6 million in net financing increases and $1.6 million in capital expenditures.

      Working capital decreased $5.5 million to $13.6 million at September 1998 from $19.1 million at December 1997. Accounts receivable increased by $2.2 million, inventories increased $6.4 million offset by increases in the revolving loan balance of $9.9 million, the current portion of long-term debt of $1.5 million and accrued expenses of $3.0 million.

      The Company increased its capital expenditures during fiscal nine-month period ended September 1998 by $1.5 million from the prior year period, of which $0.8 million related to costs incurred in connection with the Company's computer systems. The balance of the expenditures addressed improvements at the Company's manufacturing facilities.

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

      The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. The Investor purchased the rights not subscribed for on primary subscription, totaling 488,289 shares, for $.30 per share. The Company realized aggregate gross proceeds of approximately $640,000.

      In addition, on May 27, 1998, the Company, the Investor and BFG entered into separate stock sale agreements pursuant to which the Investor and BFG purchased, after the record date, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, approximately 7,864,366 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes has been satisfied in full.

      Strategic Outlook
      -----------------

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

      Moreover, in the department store class of trade, the Company launched its Danskin Packables line in October 1998. Danskin Packables is offered primarily in the hosiery departments of department and better specialty stores and features an accessible product (offered primarily on main floor), an innovative design (superior styling coupled with an exclusive technical fabric that resists wrinkles), and a unique concept (a mix and match ensemble that is "Good to Go"). The Danskin Packables line is supported by a comprehensive advertising program that extends from print advertising in key fashion magazines, to a retail direct mail campaign, to exclusive in store fixturing. The Company believes that Danskin Packables is representative of the kinds of products and innovation that will advance its "Primary Resource" strategy and broaden the positioning of the Danskin(R) brand to the consumer beyond `activewear,' to one of `active lifestyle.'

      Recognizing that the Company's retail stores provide a platform for capitalizing on the strong brand awareness enjoyed by Danskin, provide an additional channel of distribution and act as a laboratory for product innovation, the Company continually challenges the performance of its retail operations. In fiscal 1998, the Company has closed six non-performing locations, while taking the steps necessary for improved performance in its remaining stores, including installing point-of-sale systems to provide critical inventory and sales information and implementing visual merchandising programs to achieve a consistent and identifiable retail impression and presence. The Company also intends to open additional full-price Danskin(R) stores in select metropolitan areas.

      With respect to its international sales, the Company is reviewing its international strategy with a view toward increasing volume and enhancing profitability.

      The Company is also seeking to increase revenues by exploring licensing opportunities of the Danskin(R) name in various product categories, as well as evaluating other available designer brands for selective licensing opportunities in both activewear and legwear, to take advantage of the Company's design expertise and manufacturing capabilities. The licensing opportunities available to the Company compliment its efforts in the development of premium, higher margin products.


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



PART II          OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

             See Note 7 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

      (a)    Exhibits

             27.    Financial Data Schedule.

      (b)    Reports on Form 8-K

             None.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DANSKIN, INC.

November 10, 1998                           By:  /s/ M. Catherine Volker
                                              --------------------------
                                            M. Catherine Volker
                                            Chief Executive Officer

November 10, 1998                           By:     /s/ Jeff Sentz
                                               -------------------------
                                            Jeff Sentz
                                            Principal Financial Officer