Form 10-K
period 1999-03-01
DANSKIN INC
filed 1999-03-26
CIK 889299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (MARK ONE)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 26, 1998.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                         Commission file number 0-20382

                                  DANSKIN, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              62-1284179
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  530 Seventh Avenue, New York, New York 10018
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 764-4630
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.01 per share, and associated rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K [ ].

As of March 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,252,952. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted by the National Quotation Bureau on such date.

As of March 1, 1999, there were 21,018,795 shares of the registrant's Common Stock outstanding, excluding 1,083 shares held by a subsidiary.

Unless the context indicates otherwise, the term "Company" refers to Danskin, Inc. and, where appropriate, one or more of its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         DANSKIN, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page

PART I

   Item 1.      Business
   Item 2.      Properties
   Item 3.      Legal Proceedings
   Item 4.      Submission of Matters to a Vote of Security Holders

PART II

   Item 5.      Market for the Registrant's Common Stock and
                       Related Stockholder Matters
   Item 6.      Selected Consolidated Financial Data
   Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
   Item 8.      Financial Statements and Supplementary Data
   Item 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

PART III

   Item 10.     Directors and Executive Officers of
                       the Registrant
   Item 11.     Executive Compensation
   Item 12.     Security Ownership of Certain Beneficial Owners
                       and Management
   Item 13.     Certain Relationships and Related Transactions

PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K

SIGNATURES

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

                                     PART I

Statements contained herein and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations or level of business for 1999 or any other future period, shall be deemed forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "management expects," "the Company believes," "is or remains optimistic" or "currently envisions" and similar words or phrases. These factors include, among other, changes in regional, and global economic conditions; risks associated with changes in the competitive marketplace, including the level of consumer confidence and spending, and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store and sporting goods store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; and risks associated with changes in social, political, economic and other conditions affecting foreign sourcing.


ITEM 1.  BUSINESS


The Company designs, manufactures and markets several leading brands of women's activewear, dancewear and legwear. Danskin(R), and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures the Givenchy(R) women's legwear brand pursuant to a license agreement. The Company recently acquired the rights to manufacture and market luxury sheer hosiery under the Ralph Lauren(R), Lauren/Ralph Lauren(R), and Ralph/Ralph Lauren(R) trademarks. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions: Danskin Division for activewear and Pennaco for legwear.

Danskin(R) is a leading brand of women's activewear, legwear, and dancewear in the United States, enjoying a brand awareness factor of over 71% among American women. The Company manufactures and sells activewear, dancewear and legwear to girls and women under the Danskin(R) label and to large-size women under the Danskin Plus(R) label. Although known for its design of seasonal fashion offerings and its wide range of colors, currently approximately 70% of the Danskin Division's net revenues are attributable to basic styles, with black being the most popular color. The Company currently licenses the Danskin(R) brand to manufacturers of women's underwear, children's socks and cycling wear. The Danskin Division produces over 80% of its activewear products at its plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that its domestic manufacturing facility allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends.

The Company's Danskin Division operates three full-priced stores and 43 outlet stores in 21 different states. The Company's outlet stores, in addition to offering in-line merchandise, provide a distribution channel for irregular and excess inventory. The Company is presently contemplating closing certain unprofitable outlet stores, downsizing certain locations, and selectively opening full price stores during the next two years.

Pennaco hosiery is widely recognized for its quality, fit and innovation. Pennaco is one of the oldest manufacturers of hosiery in the United States and the second largest supplier of sheer hosiery to domestic, full line department stores and apparel specialty stores, as well as being a leading supplier of private label hosiery to these stores. The Company markets Round-the-Clock(R), which has been in the market since 1919, as well as two licensed brands of hosiery: Ralph Lauren(R) and Givenchy(R).

STRATEGY

The Company's market includes products intended for activewear, dancewear and legwear. The Company has developed a diversified portfolio of quality branded and private label products that can be offered to consumers at varying price points through its channels of distribution. The Company's objectives are (i) to expand its portfolio of products in order to become a complete activewear and legwear resource by capitalizing on the strong name recognition of its proprietary and licensed brands and (ii) to expand its distribution channels for activewear through department stores and through international channels of distribution. Key elements of the Company's strategy include the following:

----------
      Danskin(R), Danskin Plus(R), Dance France(R) and Round-the-Clock(R) are registered trademarks of Danskin, Inc. Givenchy(R) is a registered trademark of Givenchy S.A., Ralph Lauren(R), Lauren/Ralph Lauren (R) and Ralph/Ralph Lauren(R) are registered trademarks of PRL USA, Inc. and the Polo/Lauren Company, L.P. Lycra(R) is a registered trademark of E.I. DuPont de Nemours & Co., Inc.

Expansion of Danskin(R) Product Lines

The Company introduced a variety of new activewear products in 1998. This expansion included Dry Zone(TM) and the Company's Danskin Packables(TM) line.

Dry Zone is a revolutionary new moisture management fabric designed to regulate body temperature. This fabric combines technical innovation with comfort and style, offering the Danskin customer an alternative performance fabric.

The Packables(TM) line was designed to be offered primarily in the hosiery departments of department and better specialty stores and features an accessible product (initially offered on main floor), an innovative design (superior styling coupled with an exclusive technical fabric that resists wrinkles), and a unique concept (a mix and match ensemble that is "Good to Go"). The Packables(TM) line afforded the Company the opportunity to speak to retailers and consumers about Danskin(R) as addressing the needs of today's active consumer beyond the gym.

To continue to move Brand Danskin beyond its traditional stretch bodywear platform, the Company intends to introduce Zen Sport from Danskin in Fall 1999. The Zen Sport line collection strikes a balance between active and casual wear with apparel made from environmentally safe materials, such as organically grown cotton and vegetable-based dyes. Zen Sport from Danskin responds to a woman's need for clothing that is suited to low impact activities such as yoga, meditation and stretching exercises.

The Company believes that its new product offerings, such as Dry Zone(TM), Danskin Packables(TM), and Zen Sport from Danskin(TM), which complement its traditional strength in stretch bodywear and legwear, are representative of the kinds of products and innovation that will advance its "Primary Resource" strategy and broaden the positioning of the Danskin brand to the consumer beyond `activewear' to one of `active lifestyle.' Also, with the addition of these offerings, the Company believes that it will be successful in expanding the visibility of Brand Danskin not only in the department store class of trade (Brand Danskin offered for sale in many more departments) but also beyond its traditional channels of distribution to alternative channels such as the Internet (through various retailer web sites), retailer catalog direct mail distribution, and home shopping television channels.

International Sales Expansion

The Company believes that the Danskin(R) brand enjoys recognition in many foreign markets. Accordingly, the Company has targeted international markets as a potential source of growth. It is exploring distribution in foreign countries. Export net sales over the past three full fiscal years were $6.7 million for fiscal 1996, $6.3 million for fiscal 1997, and $5.9 million for fiscal 1998.

Licensing of Danskin(R) Name

The Company currently licenses the Danskin(R) brand to manufacturers of women's and girl's underwear, children's socks and cycling wear. The Company believes that there is an opportunity to license the Danskin(R) name for additional product categories, such as children's sportswear, swimwear, sunglasses, watches, personal care products and outerwear. The Company believes that selective licensing enhances the value of its brands, by expanding the opportunities for retail purchases of its brands, affording cross-marketing and merchandising opportunities and providing additional product categories for sale in Company-owned stores.

Store Strategy

Recognizing that the Company's retail stores provide a platform for capitalizing on the strong brand awareness enjoyed by Danskin, provide a channel of distribution where the Company can showcase its product, and act as a laboratory for product innovation, the Company is taking steps to revitalize its retail operations, including closing under-performing locations, downsizing certain locations, re-merchandising the stores, installing a point-of-sale system in all locations to provide critical inventory and sales information and implementing visual merchandising programs in all locations to achieve a consistent and identifiable retail impression and presence.

Outlet Stores - The Company continues to evaluate the performance of its outlet locations, renegotiating the leases on or closing certain under-performing stores, and limiting the number of new outlet stores it opens each year. In addition, in order to improve the operating performance of its outlet stores, the Company has adjusted the stores' merchandise mix and ordering practices, providing for the automatic replenishment of product as determined by model stock levels.

Full Price Retail Stores - Since 1991, the Company has operated a full price retail store in Santa Monica, California, originally under the Dance France(R) name and presently under the Danskin(R) name. In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. The Company recently signed a lease for a full price retail store in the SoHo section of New York City. It presently anticipates operating in this location by the first quarter of 2000. The Company believes that the Danskin(R) name recognition of over

71% among American women and the brand's reputation for fit, comfort and durability provide the Company with an opportunity to successfully open additional full price Danskin(R) stores in freestanding metropolitan and upscale mall locations. These stores offer the Company's consumers a wider assortment of Danskin(R) merchandise by carrying an inventory of approximately 1,500 SKU's (stock keeping units), contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(R) products. In addition to expanding a channel of distribution for the Company's products, the Company believes these stores are an effective form of consumer advertising and help "showcase" the full assortment of its activewear merchandise. The Company believes there are ample opportunities for selective national expansion of its full price retail strategy.

E-Commerce - The Company is in the process of exploring its alternatives for the marketing and distribution of its activewear and legwear products over the internet. The Company believes that the internet will provide it with a distribution channel that would allow it to offer the full complement of its product lines while reaching a broader audience than is presently available to it in any existing channel of distribution.

Establishment of the Company as a Complete Legwear Resource

Pennaco is the number two sheer hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and enjoys a reputation for the fit and sheer quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also a major supplier of private label sheer hosiery sold by these department stores. The Company has developed initiatives for each of its legwear brands to penetrate new market niches. These include the introduction of new, supersheer products, value oriented multipacks and expanded plus size offerings. In addition, recognizing the trend towards more casual dressing, the Company has placed a focus on increasing its casual business, including socks, trouser socks and tights.

PRODUCTS

Activewear

The Company designs, manufactures and markets women's and girl's activewear (including bodywear, cover-ups and outerwear) and dancewear under the Danskin(R) label.

Danskin realizes approximately 70% of activewear revenues from basic styles, with black being the single most popular color. Activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or colors. In an effort to improve margins and minimize operating complexity, the Company continually reviews and eliminates low-volume SKU's from its product offerings. The total number of SKU's for activewear is approximately 4,700.

Danskin(R) activewear products sell at retail prices ranging from $4.50 to $64.00.

Legwear

Pennaco is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and legwear to domestic, full line department stores and apparel specialty stores and a major supplier of private label hosiery to these stores. Approximately 36% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand, Round-the-Clock(R), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex (Lycra(R)) yarns to hosiery.

Recognizing the trend towards more casual dressing, the Company has increased its product offerings for the casual legwear market. It has designed a collection of socks, trouser socks and tights to fill a void in the products the Pennaco Division historically offered. The Company anticipates that its casual program will be a source of additional growth within the division.

During fiscal 1998, the Company manufactured and sold two licensed brands of hosiery: Givenchy(R) and Anne Klein(R), which represented approximately 27% and 5% of legwear revenues, respectively for the fiscal year ended December 26, 1998. Pennaco introduced Givenchy Hosiery in 1979. Effective January 1, 1999 the Company renewed the Givenchy(R) license agreement for an additional three (3) years, subject to renewal under certain circumstances. The Givenchy(R) license agreement covers the United States, Canada and Mexico and expires on December 31, 2001. Anne Klein(R) legwear was initially launched by Pennaco Hosiery in 1991. The license with Anne Klein & Company expired on December 31, 1998. The Company determined not to renew the Anne Klein(R) license.

Givenchy(R) sheer hosiery retails in a price range of $3.50 to $13.00 and Round-the-Clock(R) Girdle at the Top(TM) retails in a price range of $11.50 to $12.50 with the Take Two Value Pack, retailing at $3.95 to $8.95.

As of December 1, 1998, the Company signed a licensing agreement with PRL USA, Inc. and the Polo/Lauren Company L.P. for the manufacture and distribution of luxury sheer hosiery. The Ralph Lauren Agreement covers the United States of America, its territories and possessions, Canada and Mexico and extends, under certain circumstances, through 2007, if the Company were to meet certain agreed upon minimum net sales levels.

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

MARKET SEGMENTATION

Activewear

The Company sells its activewear products to approximately 3,290 accounts, representing over 5,380 stores. These products are targeted towards different segments of the wholesale market. Danskin(R) and Danskin Plus(R) (activewear for the large-sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Lady Footlocker and Oshman's Sporting Goods, full line department stores, including Dillard's, Nordstrom, Lord & Taylor, Federated Department Stores (including Burdine's and Macy's) and Belk Stores, and many smaller sporting goods and specialty stores. The Company continues to re-evaluate its product offerings to gain additional penetration in the activewear market in department stores.

Legwear

The Company sells its legwear products to approximately 915 accounts, representing over 2,450 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's and Bloomingdale's), May Co. stores (including Kaufmans, Filenes, Hecht, Famous Barr, Robinson May, Foleys, Meier and Frank and Lord & Taylor), Dillards, Dayton Hudson - Marshall Field's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Carson Pirie Scott and Talbot's (including its catalog).

The Company provides a diversity of legwear products to its customer base at each price/quality level, and seeks market niches for product expansion. Within the legwear market, the market is divided principally by retail price points, with designer brands, such as Ralph Lauren(R), occupying the upper price point positions with generally higher gross margins, brands such as Lauren/Ralph Lauren(R) and Givenchy(R) occupying the upper middle price point position, and brands such as Round-the-Clock(R) occupying the middle price point positions and private label products at varied price points, depending upon the retailer's brand image.

In the third quarter of fiscal 1998, the Company introduced its Round-the-Clock(R) Take Two value pack, which packages two pairs of hosiery in a single package at a suggested retail lower than two pairs purchased individually. Currently available in department stores, the value pack strategy is the outgrowth of the Company's realization that the department store consumer has become desensitized by repetitive price promotion, combined with the acknowledgement that the Company needed to address the overall decline in the sheer category and such declines effects on sales of the Round-the-Clock(R) brand. Take Two offers the department store consumer the fit, quality and style of the Round-the-Clock(R) brand at a value oriented price point.

STORE OPERATIONS

Full Price Retail

Since 1991, the Company has also operated a full price retail store in Santa Monica, California, originally under the Dance France(R) name and presently under the Danskin(R) name. In November 1995, the Company opened a full price retail store under the Danskin(R) name on Columbus Avenue in New York City, followed in February 1996 by a second store in Miami's South Beach. These stores are designed exclusively for women and offer a wide assortment of Danskin(R) products. The Company believes that the full price store concept will be applicable in other major metropolitan areas and in selected upscale mall locations in the United States, and it presently intends to further test that concept by selectively opening new full price retail locations in the next two years.

The Company recently signed a lease for a full price retail store in the SoHo section of New York City. It presently anticipates operating in the location by the first quarter of fiscal year 2000.

In light of disappointing revenue and profitability levels, the Company has determined to close its retail operation at its current South Beach location. The Company is reviewing its options for maintaining a retail presence within the South Beach market.

The Company's New York City store covers approximately 2,500 square feet, the Santa Monica store covers approximately 1,100 square feet and the South Beach store covers approximately 6,000 square feet. The Company presently anticipates that any full price stores opened in the future would range in size from approximately 1,500 to 2,000 square feet each. The Company estimates that capital expenditures for each store of this size range will average approximately $400,000, and that each such store will require approximately $150,000 of inventory.

Outlets

The Company currently operates 43 outlet stores located in 21 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,800 to 12,000 square feet, with the average being approximately 4,900 square feet. These stores historically provided a channel of distribution for closeout merchandise. The Company has, however, taken steps which have improved inventory turns and margins for its outlet stores. See "--Strategy -- Store Strategy -- Outlet Stores."


OPERATIONS

Activewear

The Company manufactures over 80% of its activewear products at its 275,000 square foot plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that manufacturing domestically allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends, thus enabling the Company to defer authorization of fabric cutting until product samples have been seen by buyers. In order to complement the York plant, the Company operates a sewing facility in Mexico, under NAFTA, that currently produces activewear products with lower costs on a contract basis. This facility provides the activewear plant with expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. In addition, as the Company progresses in its strategy of diversification of its activewear product offerings, it expects to source an increasing proportion of total production through offshore contractors. Specifically, the Company has an agreement with Li & Fung (Trading) Limited ("Li & Fung"), pursuant to which Li & Fung has agreed to act as a non-exclusive buying agent of the Company to assist the Company in purchasing merchandise in certain foreign countries.

The York plant has a dyeing facility, which enables the Company to hold basic garments in an undyed state and then to dye them when customer orders are received, thereby minimizing inventory risk and inventory levels. The Company is also able to do its own screen printing at this facility. Distribution of activewear is made from the Company's distribution center in York, Pennsylvania.

Legwear

The Company manufactures its hosiery in its 281,000 square foot facility in Grenada, Mississippi. The facility's current capacity is approximately 50,000 dozen pairs per week, and the Company is currently producing approximately 25,000 dozen pairs per week. Actual production varies according to seasonal requirements. The plant operates over 412 high-speed knitting machines and has a state-of-the-art dyeing facility that has helped make Pennaco a recognized leader in the industry for its fashion and color offerings. Legwear distribution facilities are also located in Grenada, Mississippi. In addition, the Company recently acquired 42 state-of-the-art knitting machines, which enable it to remain a market leader in innovation and quality.

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

SALES

The Company's domestic sales force presently consists of approximately 31 sales people; 19 of whom are responsible for the Company's activewear product lines and 12 of whom are responsible for the Company's legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores.

The Company periodically reviews the structure of its sales force and makes adjustments based on the Company's needs. Recognizing the unique opportunities available to each of Danskin Division and Pennaco, as well as the challenges faced by each division, the Company determined, during fiscal 1998, to appoint a President of each division with responsibility for the sales efforts of the division. Denise Landman, formerly SVP Sales for Danskin, Inc. was appointed President of the Pennaco Division and Gene Gsell, formerly with The Timberland Company, was appointed President of the Danskin Division. The Company then restructured its activewear sales force to address the multiple channels of trade in which Danskin product is sold. Specifically, each of the department store, sporting goods store and specialty store class of trade has a dedicated activewear sales force. The Company believes that a channel dedicated sales force, led by a divisionally focused executive, will enable it to successfully segment its activewear line, properly position its product extensions, and reach the ultimate consumer where she shops.

Export sales are generally made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(R) activewear directly. The Company continually explores further opportunities in export sales.

The Company emphasizes its commitment to customer service through a staff of area representatives, located throughout the country, whose principal responsibility is field merchandising of legwear products in department stores. These representatives are present in the stores during peak consumer traffic periods; they merchandise the selling fixtures, instruct store personnel about effective selling techniques, conduct seminars, interact directly with consumers and are available to support in-store events and promotions, all with the goal of maximizing sales of the Company's products. To a lesser extent, they also merchandise the Company's activewear products in department stores and certain sporting goods stores.

The Company also maintains an `inside sales' force who partner with the sales associates. This enables the Company to be available to its customers even within the largest, most geographically diverse territories.

MARKETING

For both legwear and activewear, the Company continues to promote and market its products through unique promotions and point-of-sale materials keyed to the Company's visions of either a complete legwear resource or as an active lifestyle brand, including product demonstrations, fashion shows, giveaways, and clinics.

One of the Company's principal promotional vehicles for activewear continues to be its title sponsorship and ownership of the Danskin(R) Women's Triathlon Series, an annual series of triathlon competitions for women. The Company uses the Series as a promotional event for both retailers and consumers, offering seminars at retail stores for participants prior to the race event in each location. The Company further evidences its support of women's programs by donating all of the triathlon entry fees to the Susan G. Komen Breast Cancer Foundation.

Historically, the Company sponsored "Team Danskin," a group of world class women athletes from a variety of sports to allow the Company to direct its marketing efforts toward women who actually participate in specific sporting activities. The Company has determined not to continue to retain the services of the team members, but to target specific marketing needs with specific individuals representative of the focused sporting activity and to compensate such individuals for their participation.

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

TRADEMARKS

The Company owns and utilizes a variety of trademarks, the principal ones being Danskin(R) and Round-the-Clock(R). The Danskin(R) trademark is owned by the Company worldwide, except in Japan, and is registered with the United States Patent and Trademark Office and in most other major jurisdictions of the world. In Japan, the trademark is owned by the Company's former licensee, Goldwin, Inc., with whom the Company has a long-term cooperation agreement.

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


In connection with the refinancing of its bank loan agreement in the fourth quarter of fiscal year ended December 27, 1997, the Company engaged an independent environmental consulting firm to conduct assessments of environmental conditions at the Company's manufacturing and distribution facilities in York, Pennsylvania and Grenada, Mississippi. No material environmental problems were discovered in these assessments.

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

EMPLOYEES

As of March 1, 1999, the Company employed approximately 1,463 persons, of whom 996 were employed out of Danskin's York, PA facility, 441 were employed out of the Pennaco facility in Grenada, MS and the remainder were employed at the Company's executive offices. At such date, 1,175 of the Company's employees were paid on an hourly basis, and the remainder were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

COMPETITION

The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better established brand names, than the Company. The Danskin(R) brand competes with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Fila, Champion, AuthenticFitness and Weekend Exercise Company. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Jockey International, Inc., Kayser-Roth Corp. and Ithaca Industries, Inc. The Company does not market its legwear either in the mass market channel of distribution or in food or drug stores.



ITEM 2.  PROPERTIES

The Company leases its principal executive offices and showroom located at 530 Seventh Avenue in New York City. Such lease provides for an average annual base rent of approximately $736,000 and expires in December 2008. The Company remains liable on its lease obligation for its former executive offices and showroom located at 111 West 40th Street in New York City. Such lease provides for annual base rent of $748,000 and expires in December 2001. However, the Company receives income from subtenants aggregating approximately $664,546 on an annual basis. The subleases are co-terminous with the Company's lease obligation, which expires in December 2001.

The Danskin Division plant is located in York, Pennsylvania and contains office space, inventory storage space and a shop area where substantially all of the Company's activewear products are manufactured. This facility is owned by the Company. Danskin also leases a distribution facility in York, Pennsylvania. Such lease provides for annual rent of $424,000 and expires in September 1999. The Company is reviewing its options with respect to its distribution facility; it believes, however, that it will be able to extend the term of its current lease if it determines that that is the best course of action.

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

The Company also has committed to lease space for 46 retail stores at annual rents ranging from $17,000 to $300,000 under leases expiring during the fiscal year ending 1999 through 2015. Two outlet store leases expire in 1999. The Company continually reviews the operations and profitability of its retail locations and will make lease renewal determinations based upon such review. The Company may also, as a result of such review, attempt to negotiate additional lease terminations.

Dissatisfied with the revenue and profitability levels of its owned-retail location in Reading, Pennsylvania, the Company sold such property in the fourth quarter of 1998 for gross proceeds totaling $1 million.

The Company believes that its facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of additional growth. None of the Company's properties is leased from any affiliated entity.

Substantially all of the Company's properties and other assets are pledged to Century Business Credit Corporation (CBCC) to secure the Company's obligations under the Loan and Security Agreement with CBCC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 11 in the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery Ltd. ("Siebruck") for damages in the amount of $1,450,000 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1.5 million arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3.0 million. A reasonable evaluation of the claim against the Company cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will have a material adverse impact on the financial condition, results of operations, liquidity, or business of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

The Company's Common Stock was traded over-the-counter on the NASDAQ National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The NASDAQ SmallCap(TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with NASDAQ's minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market. The following table presents the quarterly high and low bid quotations during the last two fiscal years, including for each of the three months ended March 29, 1997 and June 27, 1997, during which time the Common Stock was listed on the NASDAQ SmallCap Market(TM) and for each of the quarters thereafter, during which time the Common Stock was no longer traded on the NASDAQ Small Cap Market(TM). These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The Company does not presently intend to apply for listing of the Common Stock on the NASDAQ National Market or the NASDAQ Small Cap Market(TM) in the immediate future.

                                                              High                    Low
                                                              ----                    ---
Fiscal Year Ended December 27, 1997

      Three-month period ended March                          $2.750                $2.000
      Three-month period ended June                            2.375                 0.500
      Three-month period ended September(1)                    1.500                 0.563
      Three-month period ended December                        1.188                 0.500

Fiscal Year Ended December 26, 1998

      Three-month period ended March                          $2.250                $0.480
      Three-month period ended June                            2.750                 1.375
      Three-month period ended September                       2.125                 1.000
      Three-month period ended December                        1.687                 0.687

        As of December 26, 1998, the number of stockholders of record of the Company's Common Stock was approximately 162.

-------------------------
    (1) Since June 27, 1997, the Common Stock has traded solely in the over-the-counter market. Accordingly, bid quotations for the Common Stock for periods after June 27, 1997 were available only from the "pink sheets" published by the National Quotation Bureau. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company has not declared any cash dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan and Security Agreement with CBCC prohibits the payment of dividends without the lender's consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Commencing with the nine months ended December 30, 1995, the Company changed its fiscal year end to the last Saturday in December. The following selected consolidated operating data for each of the two years in the fiscal year ended March 1994 and March 1995, the two fiscal nine months ended December 24, 1994 and December 30, 1995, and the four fiscal twelve months ended December 30, 1995, December 28, 1996, December 27, 1997 and December 26, 1998, and the financial position for each of the periods then ended, have been derived from the consolidated financial statements of the Company. The twelve month period ended December 30, 1995 is herein referred to as the "Twelve Months 1995"; the nine-month period ended December 30, 1995 is referred to as "Nine Months 1995"; and the nine-month period ended December 24, 1994 is referred to as the "Nine Months 1994." The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Annual Report on Form 10-K.

                                                                             Fiscal Years           Fiscal Nine Months
                                                                             Ended March              Ended December

                                                                             (in thousands, except per share amounts)

                                                                          1994          1995         1994         1995
                                                                       -----------   -----------  -----------  -----------
INCOME STATEMENT DATA:

Net revenues
     Danskin                                                              $71,814       $74,608      $55,003      $56,732
     Pennaco                                                               59,683        53,510       40,964       37,055
                                                                       -----------   -----------  -----------  -----------
         Total                                                            131,497       128,118       95,967       93,787

Cost of goods sold
     Danskin                                                               42,797        45,979       33,769       35,028
     Pennaco                                                               43,207        41,367       31,640       27,153
                                                                       -----------   -----------  -----------  -----------
         Total                                                             86,004        87,346       65,409       62,181

Gross profit
     Danskin                                                               29,017        28,629       21,234       21,704
     Pennaco                                                               16,476        12,143        9,324        9,902
                                                                       -----------   -----------  -----------  -----------
         Total                                                             45,493        40,772       30,558       31,606

Selling, general and administrative expenses                               43,847        44,077       32,038       29,851
Non-recurring charges (1)                                                   6,244         4,143        1,645        1,100
Interest expense                                                            2,343         3,928        2,684        3,699
                                                                       -----------   -----------  -----------  -----------

(Loss) before provision for (benefit from) income
     taxes, cumulative effect of a change in accounting method
     and extraordinary item                                                (6,941)      (11,376)      (5,809)      (3,044)
Provision for (benefit from) income taxes (2)                                 370        (1,719)      (1,524)         178
                                                                       -----------   -----------  -----------  -----------

(Loss) before cumulative effect of a change in
     accounting method and extraordinary item                              (7,311)       (9,657)      (4,285)      (3,222)
Cumulative effect of a change in accounting method                            250           ---          ---          ---
Extraordinary item (3)                                                        ---           ---          ---          ---
                                                                       -----------   -----------  -----------  -----------
Net (loss) income                                                          (7,061)       (9,657)      (4,285)      (3,222)

Preferred Stock dividend                                                      ---           ---          ---          ---
                                                                       -----------   -----------  -----------  -----------

(Loss) applicable to Common Stock                                         ($7,061)      ($9,657)     ($4,285)     ($3,222)
                                                                       ===========   ===========  ===========  ===========


Basic and diluted net (loss) per share
--------------------------------------

Net (loss) per share before extraordinary item (4)                         ($1.14)       ($1.51)      ($0.67)      ($0.50)

Net income per share for extraordinary item (3)                               ---           ---          ---          ---

Cumulative effect of a change in accounting method                           0.04           ---          ---          ---
                                                                       -----------   -----------  -----------  -----------
Net (loss) per share after extraordinary item                              ($1.10)       ($1.51)      ($0.67)      ($0.50)
                                                                       ===========   ===========  ===========  ===========
Weighted average number of common shares outstanding                        6,408         6,396        6,392        6,415
                                                                       ===========   ===========  ===========  ===========


Working capital                                                           $17,066       $17,618      $19,585      $25,656
Total assets                                                               74,481        77,741       81,601       67,742
Long-term debt (excludes current obligations)                              13,850        24,399       22,743       36,666
Total debt (5)                                                             38,371        45,725       44,083       41,101
Total stockholders' equity                                                 13,408         5,195        9,233        1,519


                                                                                Twelve                   Fiscal Years
                                                                              Months Ended               Ended December

                                                                             (in thousands, except per share amounts)

                                                                          1995           1996         1997          1998
                                                                       ------------   -----------  -----------  -------------
INCOME STATEMENT DATA:

Net revenues
     Danskin                                                               $76,337       $80,608      $81,158        $73,468
     Pennaco                                                                49,601        47,537       40,828         35,273
                                                                       ------------   -----------  -----------  -------------
         Total                                                             125,938       128,145      121,986        108,741

Cost of goods sold
     Danskin                                                                47,244        49,056       52,314         44,805
     Pennaco                                                                36,874        34,554       29,508         23,623
                                                                       ------------   -----------  -----------  -------------
         Total                                                              84,118        83,610       81,822         68,428

Gross profit
     Danskin                                                                29,093        31,552       28,844         28,663
     Pennaco                                                                12,727        12,983       11,320         11,650
                                                                       ------------   -----------  -----------  -------------
         Total                                                              41,820        44,535       40,164         40,313

Selling, general and administrative expenses                                41,895        42,026       40,174         42,112
Non-recurring charges (1)                                                    3,598            --          300          2,419
Interest expense                                                             4,943         4,721        4,278          2,513
                                                                       ------------   -----------  -----------  -------------

(Loss) before provision for (benefit from) income
     taxes, cumulative effect of a change in accounting method
     and extraordinary item                                                 (8,616)       (2,212)      (4,588)        (6,731)
Provision for (benefit from) income taxes (2)                                  (20)        2,777          245            190
                                                                       ------------   -----------  -----------  -------------

(Loss) before cumulative effect of a change in
     accounting method and extraordinary item                               (8,596)       (4,989)      (4,833)        (6,921)
Cumulative effect of a change in accounting method                             ---           ---          ---            ---
Extraordinary item (3)                                                         ---           ---        5,245            ---
                                                                       ------------   -----------  -----------  -------------
Net (loss) income                                                           (8,596)       (4,989)         412         (6,921)

Preferred Stock dividend                                                       ---           202          425          1,114
                                                                       ------------   -----------  -----------  -------------

(Loss) applicable to Common Stock                                          ($8,596)      ($5,191)        ($13)       ($8,035)
                                                                       ============   ===========  ===========  =============


Basic and diluted net (loss) per share
--------------------------------------

Net (loss) per share before extraordinary item (4)                          ($1.34)       ($0.80)      ($0.66)        ($0.50)

Net income per share for extraordinary item (3)                                ---           ---        $0.66            ---

Cumulative effect of a change in accounting method                             ---           ---          ---            ---
                                                                       ------------   -----------  -----------  -------------
Net (loss) per share after extraordinary item                               ($1.34)       ($0.80)      ($0.00)        ($0.50)
                                                                       ============   ===========  ===========  =============
Weighted average number of common shares outstanding                         6,415         6,513        7,942         16,168
                                                                       ============   ===========  ===========  =============


Working capital                                                            $25,656       $24,559      $19,070         $6,545
Total assets                                                                67,742        66,940       55,022         57,706
Long-term debt (excludes current obligations)                               36,666        31,589        9,667          6,674
Total debt (5)                                                              41,101        41,558       21,539         24,703
Total stockholders' equity                                                   1,519           801        1,681         (3,900)

(1) Non-recurring charges of $2.4 million for the fiscal year ended
December 26, 1998 consisted of costs related to certain executive employee severance costs, provision established for the remaining net lease obligation for the former corporate office on 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the recognition of the Sea & Ski Receivable and the gain on the sale of the Reading, PA outlet store. Non-recurring charges of $300,000 for the fiscal year ended December 27, 1997, consisted of certain executive employee severance costs. Non-recurring charges were $1.1 million for the nine months ended December 30, 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs. Non-recurring charges were $4.1 million (net of $0.7 million in related party interest income) for the fiscal year ended March 25, 1995. The non-recurring charges included costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from Esmark, Inc. ("Esmark"), the Company's former parent, an accrual for certain executive compensation costs and costs associated with certain litigation, and the write-off of certain non-operating long-term assets. Non-recurring charges were $6.2 million for the fiscal year ended March 26, 1994. Fiscal nine months ended December 24, 1994 included $2.1 million (net of $0.5 million in related party interest income) related to the costs associated with the potential acquisition of affiliated entities, additional amounts due from affiliates, an accrual for certain executive compensation costs and certain costs associated with ongoing litigation. Such reserve was considered necessary principally due to the diminution in the market value of one of Esmark's principal assets, its 2,010,000 shares of Common Stock of the Company.

(2) Fiscal year ended December 28, 1996 included a $4.5 million increase in the deferred tax valuation allowance, which reduced the net deferred tax asset to zero.

(3) The recognized gain of $5.2 million represents the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Notes and the Series C Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with the Capital Contribution and the Refinancing. This gain was applied against the Company's net operating loss carry forward, which is fully reserved. Any remaining net operating loss carry forward available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code. See "Risk Factors -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 11 and 17 in the Notes to Consolidated Financial Statements.

(4) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share", which requires presentation of basic earnings per share (EPS) and diluted earnings per share and requires the restatement of EPS for all prior periods reported. The Company has adopted this statement as of December 27, 1997.

In connection with the closing of the Capital Contribution, (i) the Board of Directors declared a stock dividend on the Common Stock equal to one share of Common Stock for each 11.99 shares of Common Stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the accompanying financial statements for the earnings per share calculation) and (ii) the Board of Directors redeemed the rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union, as rights agent, for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997. Also in connection with the closing of the Capital Contributions, 1,630,000 Stock Options were granted to certain key personnel, 1,050,000 of which were exercisable immediately.

(5) Effective the Refinancing Closing Date, the Company entered into the Loan and Security Agreement with CBCC, which provides for loans to the Company maturing on October 8, 2002, thereby refinancing all amounts owing First Union. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit. In connection with the closing of the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300,000. On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility in the aggregate principal amount of $10 million. See
Note 11 in the Notes to Consolidated Financial Statements.

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

Background

In 1986, the Company was acquired by Esmark, Inc. ("Esmark") from Beatrice Companies, Inc. (the corporate parent of Playtex International) in a leveraged buyout transaction. From 1986 to 1992, the Company generated positive earnings and cash flow, which were used to grow the legwear and activewear businesses. In August 1992, the Company completed the Initial Public Offering, resulting in net proceeds of approximately $34.6 million. The Company received approximately $14.0 million of the net proceeds from the initial public offering, which were used to reduce indebtedness.

During the fiscal year ended March 26, 1994, the Company began to experience decreased sheer hosiery sales as overall market demand declined due to a trend toward casual clothing. As a result of sheer hosiery sales declines, a $6.2 million non-recurring charge, principally for a write-off of an advance to Esmark, and continued legal costs associated with certain litigation, the Company incurred a $7.1 million net loss in the fiscal year ended March 26, 1994. During the fiscal year ended March 25, 1995, the Company suffered a $9.7 million net loss principally due to a $4.1 non-recurring charge associated with continued decreases in sheer hosiery sales, the loss of a large private label hosiery customer and continued legal costs associated with lawsuits. These losses constrained the Company's cash flow, resulting in increased bank borrowings. Reduced cash flow caused the Company's legwear operations in certain instances to operate with insufficient inventory and to ship incomplete orders. The cash flow shortfall also hampered the Company in pursuing certain strategic opportunities in the Danskin Division, including opening full price retail stores, expanding the Company's international operations and broadening the Company's product line to capitalize on Danskin's strong consumer brand recognition. The Company has undertaken a number of steps to improve its operating results. These steps have included: (i) the appointment of a new chief executive officer; (ii) the appointment of new members to the Board of Directors; (iii) a capital contribution; (iv) the Refinancing; (v) improved efficiencies at both of the Company's manufacturing facilities; and (vi) the development of new channels of distribution for the Company's activewear products.

Fiscal Year End

The Company's fiscal year ends on the last Saturday in December.

RESULTS OF OPERATIONS

(Comparison of the fiscal year ended December 26, 1998 with the fiscal year ended December 27, 1997)

NET REVENUES

Net revenues for the fiscal year ended 1998 amounted to $108.7 million, a decrease of $13.3 million, or 10.9%, from $122.0 million for the fiscal year ended 1997.

Danskin activewear net revenues, which includes the Company's retail operations, decreased $7.7 million, to $73.5 million, or 9.5%, in fiscal 1998 from $81.2 million in fiscal 1997. The Company's wholesale business decreased $8.0 million or 13.1% over fiscal 1997. The major decreases for net revenues were principally attributable to a decline in the Company's Private Label business, the discontinuance of the licensed SHAPE(R) activewear product line, and the elimination of the Dance France(R) business. Comparable retail store sales increased 4.6%. In its retail stores, the Company continued its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the trends towards casual wear, and to emphasize fashion and dancewear product offerings.

Pennaco legwear net revenues declined $5.6 million, or 13.6%, to $35.2 million for fiscal 1998 from $40.8 million for fiscal 1997. The decline in legwear revenues reflects a confirmed weak sheer hosiery market in the department store class of trade, targeted SKU reductions designed to eliminate low margin and slow turning styles, and to a lesser extent, a decline in the Company's private label business and the termination of the Anne Klein(R) legwear license.

GROSS PROFIT

Gross profit increased $0.1 million, or 0.4%, to $40.3 million for the twelve months ended December 26, 1998 from the same prior year period. Gross profit as a percentage of net revenues increased to 37.1% for the twelve months ended December 26, 1998 from 33.0% for the same prior year period.

Gross margins for activewear were 39.0% for fiscal 1998 as compared to 35.6% for the same prior year period. This increase was primarily attributable to improved mix of sales of Danskin branded product versus lower margin private label merchandise, selective price increases, lower manufacturing costs and an improved mix of product in the Company's outlet stores.

Pennaco legwear gross profit improved to 33.0% for fiscal 1998 as compared to 27.7% for the same prior year period. This increase of 5.3% was mainly due to realization of selected price increases, reduction of costs in the manufacturing facility and the elimination of certain lower margin programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal 1998, selling, general and administrative expenses, which include retail store operating costs, increased $1.9 million, or 4.8%, to $42.1 million, or 38.7% of net revenues, compared to $40.2 million, or 33.0% of net revenues for fiscal 1997. Selling, general and administrative expenses, excluding retail store operating costs, increased $2.8 million, or 10.1%, to $31.1 million, or 35.1% of net revenues, for fiscal 1998, from $28.3 million, or 27.6% of net revenues, for the same prior year period. The increase for fiscal 1998 was principally a result of increased advertising for the Danskin brand and the new Packables business, higher compensation expense, including one-time charges of $1.0 million relating to changes in senior management, and professional services, offset, in part, by reduced selling and marketing expenses.

INTEREST EXPENSE

Interest expense amounted to $2.5 million for fiscal 1998 and $4.3 million for fiscal 1997, due primarily to a lower effective interest rate and lower levels of debt. The Company's effective interest rate was 9.8% and 11.1% for 1998 and fiscal 1997, respectively. The effective interest rate decrease over the prior year is primarily due to lower amortization of deferred financing costs and lower interest rates associated with the refinancing with Century Business Credit Corporation.

NON-RECURRING CHARGES

Non-recurring charges were $2.4 million for the fiscal year ended December 26, 1998. These charges consisted of severance costs related to the resignation and termination of former executives of the Company, a provision established for the remaining net lease obligation for the former corporate office at 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the recognition of the outstanding amount owed the Company for the sale of the Sea & Ski trademark, and the gain on the sale of the Reading, PA outlet store.

INCOME TAX PROVISION (BENEFIT)

The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses and the effect of state taxes for both fiscal 1998 and fiscal 1997. Fiscal 1997 was also effected by the Alternative Minimum Tax. The Company's net deferred tax balance was $0 at both December 26, 1998 and December 27, 1997.

NET (LOSS)

As a result of the foregoing, and as a result of the extraordinary gain in fiscal 1997 discussed below, the net loss was $6.9 million for fiscal 1998, a decline of $7.3 million from the $0.4 million net income for fiscal 1997.

(Comparison of the fiscal year ended December 27, 1997 with the fiscal year ended December 28, 1996)

NET REVENUES

Net revenues for the fiscal year ended 1997 amounted to $122.0 million, a decrease of $6.1 million, or 4.8%, from $128.1 million for the fiscal year ended 1996. Wholesale revenues for the Company declined $5.3 million and retail volume decreased $0.8 million for fiscal 1997.

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

EXTRAORDINARY GAIN FROM EARLY RETIREMENT OF DEBT

The Company recognized a gain of $10.0 million, offset by the write-off of deferred financing fees associated with the First Union Loan Agreement of $2.6 million and direct costs of the transaction of $2.2 million, for fiscal 1997. The extraordinary gain is attributable to the difference between (a) the recorded value of the Term Loan and (b) the fair value of the Subordinated Notes and Series C Preferred Stock, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with such transactions. This gain was applied against the Company's net operating loss carry forward, which is fully reserved. (See Note 11 to the Notes to Consolidated Financial Statements).

At March 29, 1997 (the end of the Company's last full taxable year), based on its tax returns as filed, the Company had approximately $12.3 million of net operating loss carry forwards for federal income tax purposes. The Company believes that, after taking into account (i) the use of net operating losses to shelter income arising in respect of certain of the transactions described in "The Capital Contribution and the Refinancing" and (ii) the operating loss of the Company for the 1997 taxable year, the Company will retain approximately $7.0 million to $9.9 million in net operating loss carry forwards. However, as discussed immediately below, the use of these carry forwards by the Company will be limited by the "ownership change" rules of Section 382.

Under Section 382, if a corporation with losses undergoes an "ownership change," then the amount of pre-ownership-change net operating loss carry forwards that such corporation may use to offset income in any post-ownership-change taxable year is limited to an amount (the "annual Section 382 limitation") that is determined, in general, by multiplying the fair market value of such corporation's outstanding capital stock immediately prior to the ownership change by the "long-term tax-exempt rate" which is published monthly by the Internal Revenue Service. The Company had an ownership change in 1997 as a result of the Capital Contribution. (See Note 11 to the Notes to Consolidated Financial Statements). The Company believes that its annual Section 382 limitation resulting from that ownership change limits its ability to use its pre-ownership-change net operating loss carry forwards to shelter future income.

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


SEASONALITY

In the fiscal years ended December 1998 and 1997, the Spring and Fall season, shipped in the first and third quarter, respectively, continued to represent the best volume period for activewear and legwear.

The following table summarizes the net revenues, operating (loss) income before non-recurring charges, interest and taxes and net (loss) income of the Company before preferred stock dividends, for each of the fiscal March, June, September and December quarters in the last two fiscal years:

                                             For the fiscal quarters ended

                                                      (millions)

                                         March    June    September    December
                                         -----    ----    ---------    --------
1998
Net revenues                            $ 28.3  $ 26.4       $ 28.0     $ 26.0
Operating (loss) income before non-
  recurring charges, interest and taxes   (0.1)    0.3         (0.7)      (1.3)
Net (loss)                                (1.8)   (0.3)        (1.9)      (2.9)

1997
Net revenues                              30.8    29.5         32.7       29.0
Operating income (loss) before non-
  recurring charges, interest and taxes    0.4    (0.3)         1.4       (1.5)
Net (loss) income                         (0.8)   (1.6)         4.9       (2.1)

INFLATION

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and Western Europe in recent years have had a significant effect on its net revenues or its profitability.

YEAR 2000 Readiness Disclosure

The Company commenced a comprehensive program to replace its core management information systems in fiscal 1997. The program involves comprehensive changes to the Company's present hardware and software. In addition to providing certain competitive benefits, completion of the project will result in the Company's information systems being year 2000 compliant. The planning stage of this project has been completed, as well as the systems development phase. Simulated implementation of certain of the key systems is currently in progress. At this time, management does not expect that the replacement of such systems will be fully implemented prior to year 2000. Therefore, the Company has assessed and remediated such systems for year 2000 compliance and is conducting comprehensive testing to ascertain whether such remediation was successful. It expects to complete such testing by June 30, 1999. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, either through replacement or remediation, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the replacement project on a timely basis, or to successfully remediate legacy systems, could have a material adverse impact on the Company's operations.

The Company is also evaluating and remediating its non-information systems for year 2000 compliance. It is seeking to obtain year 2000 compliance certification letters from key non-information systems vendors and anticipates commencing test simulations in the near term. The Company presently anticipates that such testing will be completed by June 30, 1999. Although there can be no assurance, the Company does not presently anticipate that year 2000 issues will pose significant operational problems.

The Company does not presently anticipate that the cost to modify its information and non-information systems technology will be material to both its financial condition and its results of operations during fiscal 1999. The Company `s information technologies staff is currently evaluating and remediating the year 2000 issues within existing systems. Therefore, the cost to evaluate and remediate such systems is principally the related payroll costs for its information systems group. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on year 2000 projects.

The Company presently has incomplete information concerning the year 2000 compliance status of its suppliers and customers. It is in the process of identifying and contacting its key customers and suppliers to determine if any such supplier or customer has any year 2000 issues which the Company believes would have a material adverse effect on the Company. There can be no assurance, however, that the systems of other companies on which the Company relies will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company's operations.

The Company is in the process of developing a contingency plan, which it presently anticipates will include, among other steps, indentifying alternative suppliers in the event any of its key suppliers can not offer year 2000 compliance assurance in a timely fashion, and securing alternative manufacturing sources in the event the Company can not remediate any year 2000 issues it discovers in the course of its systems assessment which can reasonably be expected to materially impact its manufacturing ability. The Company anticipates that its contingency planning will be completed by June 30, 1999. The Company's contingency plan will evolve as additional information becomes available.

The Company does not believe that it can identify its most reasonable likely worst case year 2000 scenario at this time. However, a reasonable worst case scenario would be a failure of a key customer or supplier to successfully address its year 2000 issues for a prolonged period. Without an effective contingency plan, any failure by the Company to timely remediate any year 2000 issues relating to any of its material operating or manufacturing systems would likely have a material adverse effect on the Company's results of operations, although the extent of such effect cannot be reasonably estimated at this time.

This document contains Year 2000 Readiness Disclosures as defined in Year 2000 Information and Readiness Disclosure Act, P.L. 105-271 (Oct 19, 1998). Accordingly, this disclosure, in whole or in part, is not, to the extent provided in the act, admissible in any state or federal civil action to prove the accuracy or truth of any Year 2000 statements contained herein.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity and capital requirements relate to the funding of working capital needs, primarily inventory and accounts receivable, capital investments in operating facilities, machinery and equipment, and principal and interest payments on indebtedness. The Company's primary sources of liquidity have been bank financing, convertible securities, vendor credit terms and internally generated funds.

Net cash flow used in operations increased by $0.4 million to $1.5 million for the fiscal year ended December 26, 1998, from a use of cash from operations of $1.1 million for the fiscal year ended December 27, 1997, principally attributable to increases in inventories and prepaid expenses offset by a decrease in accounts receivable and increases in accounts payable and accrued expenses. After $4.7 million invested in capital expenditures, payments of term debt and revolver loan receipts, the Company's cash position decreased by $0.3 million to $0.5 million for the fiscal year ended December 26, 1998.

Working capital was $6.5 million at December 26, 1998 compared to $19.0 million at December 27, 1997. The change in working capital is primarily attributable to a $7.5 million increase in the revolving line of credit due to the investment of $4.7 million for capital expenditures and the launch of the Danskin Packables line. In addition, the current portion of long term debt increased $1.7 million and accrued expenses increased $3.3 million primarily relating to severance pay and relocation of the corporate offices and showroom.

In accordance with the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC (the "Investor'), the Investor, and certain other persons contributed to the Company in the aggregate, (a) approximately $21.256 million face amount (the "Loan Amount") of notes executed by the Company and payable to First Union National Bank ("First Union"), and (b) $4 million in cash (together, the "Capital Contribution") in exchange for (i) $15 million face amount of debt (the "Subordinated Debt"), subordinated only to the Company's obligations to First Union under a certain revolving credit facility, and (ii) convertible preferred stock of the Company having a liquidation preference of $500,000 (the "Investor Preferred Stock," together with the Subordinated Debt, the "Securities"). The Investor funded the Capital Contribution through capital contributions made to it by its members and $544,129 paid by Oppenheimer Bond Fund for Growth ("BFG") to the Company in exchange for a portion of the Securities.

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

On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments which commenced on November 1, 1998. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on May 1, 2001. Availability at December 26, 1998 was approximately $9.0 million.

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

In accordance with the terms of the Securities Purchase Agreement, upon the Refinancing Closing Date, the Securities were, by their terms, automatically exchanged for (a) $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") of the Company, (b) a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrant"), and (c) a $3 million aggregate principal amount subordinated note of the Company, bearing an interest rate of 8% per annum (the "Remaining Subordinated Debt").

The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. The Investor has agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock may be paid, at the option of the Company, in cash or in additional Common Stock, legally available for such purpose. The issuance of such Common Stock to the Investor shall, in accordance with the agreement, constitute full payment of such dividend. The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder, and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of Series D Stock so converted, subject to adjustment in certain circumstances. If, for any fiscal year beginning with the fiscal year ending December 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date of its issuance, if the Series D Stock has not previously been converted to Common Stock in accordance with its terms, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class, on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company.

In furtherance of the terms of the Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, the Investor purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized aggregate gross proceeds of approximately $640,000.

In addition, on May 27, 1998, the Company, the Investor, and BFG purchased, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, 7,864,336 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes was satisfied in full.

The Company's anticipated capital expenditures for 1999 approximate $2.6 million. These expenditures consist primarily of the cost to replace the Company's core technology information systems, the purchase of state of the art knitting machines, the opening of two additional retail stores and selective equipment at the manufacturing plants to improve efficiencies. With the exception of the knitting machines, which will be financed through a term loan with Century Business Credit Corporation, the capital expenditures are anticipated to be financed through available capital. In addition to the capital expenditures for 1999, the Company will have debt service payments of $2.0 million to be paid in equal monthly installments.

The Company has incurred losses for each of the periods presented. The Company expects that short-term funding requirements will continue to be provided principally by the Company's banking and vendor arrangements.

Management believes that with its current financing in place (which was completed in October 1997 with CBCC) the Company will have sufficient working capital to sustain its operations. The Company may need additional financing, however, for the acquisition or development of any new business or programs.

Strategic Outlook

The Company's business strategy is to capitalize on and enhance the consumer recognition of the Danskin brand and products by continuing to develop new and innovative activewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

The Company continues to pursue its `Primary Resource Strategy,' moving Brand Danskin beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin to the consumer beyond `activewear' to one of `active lifestyle.' The Company continues to expand the visibility of Brand Danskin beyond its traditional channels of distribution to alternative channels such as the internet (select retailer sites), direct mail (through retail partners), and home shopping television channels.

The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and supersheer products, value oriented multipacks, plus size offerings, socks, trouser socks and tights. The Company's business strategy with respect to the Pennaco division is to exploit its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

The Company recognizes that an integral aspect of its business strategy is to achieve greater distribution of its products. Recognizing that the Company's own retail stores allow the Company to showcase its products, provide an additional channel of distribution, and act as a laboratory for product innovation and introduction, the Company continues to explore opportunities for selective national expansion of its full price retail strategy. The Company is also in the process of exploring its alternatives for the marketing and distribution of its activewear and legwear products over the internet. The Company believes that the internet will provide it with an alternative and expanded distribution channel that would allow it to offer the full complement of its product lines to a significantly broader audience than is presently available to it in any existing channel of distribution.

In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities of Brand Danskin as well as seeking to increase its presence in various international markets.

There can be no assurances that the Company will be able to implement these strategies, or that if implemented, that such strategies will be successful. In addition, there can be no assurance that the Company would not be adversely affected by adverse changes in general economic conditions, the financial condition of the apparel industry or retail industry, or adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise. Moreover, the retail environment remains intensely competitive and highly promotional and there can be no assurance that the Company would not be adversely affected by pricing changes of the Company's competitors.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuation.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information regarding the Company's directors and executive officers:

                                                                                         Year Term
                                                                                        as Director
                Name                    Age   Position                                  Expires
                ----                    ---   --------                                  -----------

Donald Schupak (1)(3)(4).............   55    Chairman of the Board                         1998

Nina McLemore(1)(4)..................   53    Vice Chairperson of the Board                 1999

M. Catherine Volker (1)..............   44    President, Chief Executive                    1999
                                              Officer and Director

Debbie Hobbs.........................   42    SVP Marketing

Denise Landman.......................   45    President, Pennaco Division

Margaret B. Pritchard................   36    Secretary, General Counsel and
                                              Senior Vice President, Business
                                              Development

Andrew J. Astrachan(1)(4)............    39   Director                                      1997

Gabriel Brener(3)....................    39   Director                                      1997

David Chu............................    44   Director                                      1999

Michael Hsieh(2)(3)..................    41   Director                                      1998

James P. Jalil(2)....................    50   Director                                      1997

Henry T. Mortimer, Jr.(2)............    56   Director                                      1997

Larry B. Shelton(2)..................    64   Director                                      1998

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

      Andrew J. Astrachan, age 39, has been a director of the Company since September 1997. He is the President and founder of Onyx Partners, Inc., an investment bank. From 1985 to 1990, Mr. Astrachan was employed at Drexel, Burnham & Lambert. Prior to that, he was a Vice President at Salomon Brothers Inc. from 1981 to 1985.

      Gabriel Brener, age 39, has been a director of the Company since September 1997. He is President and CEO of Brener International Group, LLC., an investment and management firm headquartered in Los Angeles, California. Mr. Brener serves as an advisory board member of each of New Colt Holding Company and First National Bank. He has previously served as Chairman of the Board for Valassis de Mexico, S.A. de C.V. and has held board positions for several other companies.

      James P. Jalil, age 50, has been a director of the Company since September 1997. He has been a senior corporate partner with the law firm of Shustak Jalil & Heller since 1992. Prior to that, Mr. Jalil was a corporate partner at Lane & Mittendorf from 1982 to 1992.

      Henry T. Mortimer, Jr., age 56, has been a director of the Company since August 1992. He is a Managing Director of Financial Security Assurance Inc., a financial guarantee insurance company. Previously, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a Director of Tipiak, S.A., a French food manufacturing company, and a Director of Financial Security Assurance (UK) Limited.

      Class III (Terms to Expire in 1998)

      Donald Schupak, age 55, has been a director of the Company since October 16, 1996 and became the Chairman of the Board of Directors on March 27, 1997. He is also the Chairman of the Board of Directors of 7th Level, Inc., (d/b/a 7th Street.com), a public internet company that develops and markets web-based training and impact communications solutions. He is also the Chief Executive Officer of the Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients. Mr. Schupak founded the Schupak Group in 1980. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by Mr. Schupak.

      Larry B. Shelton, age 64, has been a director of the Company since October 1994. He is the President of Shelton & Associates, a management consulting firm specializing in the apparel industry. In 1991, he retired as President and Chief Operating Officer of Genesco, Inc., an apparel manufacturing company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

      Michael Hsieh, age 41, has been the President of LF International, Inc., a venture capital company, since 1986 and a director of Li & Fung (BVI) Ltd. since 1992. He was previously with R.H. Chapell Co., a San Francisco venture capital firm, and with Merrill Lynch Capital Markets Group.

      Class I (Terms to Expire in 1999)

      M. Catherine Volker, age 44, became the Chief Executive Officer of the Company on March 2, 1998. Prior to joining the Company, Ms. Volker served as President of Hanes Hosiery since 1993 and served as Vice President of Hanes' parent, the Sara Lee Corporation since 1996. Ms. Volker joined Hanes Hosiery as Vice President of Merchandising in 1986 and was appointed Vice President and General Manager of Hanes Hosiery in 1992.

      David Chu, age 44, is the President, Chief Executive Officer and chief designer of Nautica International, Inc., an apparel licensed product company he founded in 1983. He is a member of the Counsel of Fashion Designers of America (CFDA) and a director of the Educational Foundation for the Fashion Industries (an advisory body to the Fashion Institute of Technology). In addition, Mr. Chu is a trustee of The Asia Society and The China Institute.

      Nina McLemore, age 53, has been a director of the Company since September 1997 and became the Vice Chairperson of the Board on December 10, 1997. She is a Senior Managing Partner of Regent Capital Partners, L.P., a private investment firm. She previously served as a member of the Executive Committee of Liz Claiborne, Inc. from 1989 to 1993 and was responsible for acquisitions, start-ups and new business opportunities in 1993. Prior to that, Ms. McLemore was President of Liz Claiborne Accessories from 1980 to 1992. She serves as a Director for Santa Monica Amusements, Inc., Talton Holdings, Inc. and Evercom, Inc.

      Officers

      Debbie Hobbs has been the Senior Vice President, Marketing since April 1998. Prior to joining Danskin, Ms. Hobbs was Vice President, General Manager Designer Brands at Hanes Hosiery, a division of Sara Lee Corporation.

      Denise Landman has been the President of the Pennaco division since October 1998. Ms. Landman previously served as the Company's Senior Vice President, Sales after joining the Company in June 1998. Prior to joining Danskin, Ms. Landman was Vice President, General Manager Specialty Brands at Kayser Roth Corp.

      Margaret B. Pritchard has been the Senior Vice President, Business Development of the Company since June 1, 1997. Ms. Pritchard has been the General Counsel of the Company since October 1, 1997, having previously served as the Company's Assistant General Counsel since June 1, 1997. She was appointed Secretary of the Company by the Board of Directors on December 10, 1997. Prior to joining the Company, Ms. Pritchard was an associate with the law firm of Fried, Frank, Harris, Shriver & Jacobson in New York.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to Fiscal 1998. Based on written representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, the only late reports filed for Fiscal 1998 were Form 4's for each of Debbie Hobbs, Denise Landman and Margaret B. Pritchard relating to stock option grants under the Company's 1992 Stock Option Plan and M. Catherine Volker with respect to a stock option grant under a certain Stock Option Agreement between Ms. Volker and the Company dated February 2, 1998.

      Board of Directors and Board Committees

      The Board of Directors met 5 times in 1998.

      The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Donald Schupak, Cathy Volker, Nina McLemore and Andrew J. Astrachan. The Executive Committee held 6 meetings during 1998.

The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee consist of Larry B. Shelton, Henry T. Mortimer, Michael Hsieh and James P. Jalil. The Audit Committee held 2 meetings during 1998.

The Compensation Committee is generally responsible for reviewing and making recommendations to the Board of Directors concerning remuneration of the Company's key employees, including executive officers. The Compensation Committee also grants stock options pursuant to the Stock Option Plan. The members of the Compensation Committee consist of Gabriel Brener, Donald Schupak and Michael Hsieh. The Compensation Committee did not meet during 1998.

The Nominating Committee is generally responsible for recommending appropriate individuals to serve as members of the Board of Directors. The members of the Nomination Committee consist of Donald Schupak, Andrew J. Astrachan and Nina McLemore. The Nominating Committee did not meet during 1998.


ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had five executive officers during the fiscal year ended December 26, 1998 ("fiscal 1998"). Ms. Domuracki was replaced as Chief Executive Officer of the Company on March 2, 1998 and Ms. Eichel resigned as Chief Financial Officer effective September 25, 1998.


 Name and                                                          Other        Stock       All Other
 Principal              Fiscal      Salary         Bonus           Annual       Options    Compensation
 Position                Year         ($)           ($)        Compensation      (#)            ($)
----------              ------      ------         -----       ------------     ------     ------------
M.Catherine Volker (1)   1998       310,896       337,500 (2)        -        2,550,000     448,000 (3)
Chief Executive
Officer

Beverly Eichel (4)       1998       250,000                          -                -      60,156 (5)
Chief Financial          1997       250,000        37,500            -          680,000       4,026 (7)
Officer                  1996       228,942 (6)    40,000            -                -       4,767

Debbie Hobbs             1998       133,653        30,000            -          225,000       2,550 (8)
SVP Marketing

Denise Landman           1998       127,723        50,000            -          225,000         676 (9)
President,
Pennaco Division

Margaret B. Pritchard    1998       184,615        75,000            -          125,000       1,173 (10)
SVP, Secretary and       1997       127,692             -            -          100,000
General Counsel

Mary Ann Domuracki (11)  1998        80,769             -            -                -     336,439 (12)
Chief Executive Officer  1997       350,000        37,500            -        1,020,000       4,436 (13)
and President            1996       353,865        60,000            -                0       5,072

(1) Ms. Volker became Chief Executive Officer of the Company effective March 2, 1998.
(2) Amounts shown as 'Bonus' include a sign-on bonus in the amount of $150,000 which was paid to Ms. Volker in connection with the execution of her employment agreement, and $187,500 which was paid to Ms. Volker in respect of fiscal 1998 in accordance with the terms of such agreement.
(3)         Amounts shown as 'Other Compensation' for Ms. Volker include
            (i) $445,500 attributable to a stock grant, and (ii) a $2,500 contribution by the Company in 1998 as the 25% matching contribution for the first 4% of earnings contributed by Ms.
            Volker to the Company's Savings Plan, a tax qualified plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participants contributions up to 4% of such compensation. A participant becomes 33 1/3% vested in the matching contributions after three years of service, 66 2/3% after four years of service and 100% after five years of service.
(4) Ms. Eichel resigned her position as Chief Financial Officer of the Company effective September 25, 1998.
(5) Amounts shown as 'Other Compensation' for Ms. Eichel include (i) vacation and deferred compensation totaling $54,647, (ii) premium paid by the Company in respect of a life insurance policy for the benefit of Ms. Eichel in the amount of $1,145, (iii) premium paid by the Company with respect to a long term disability policy for the benefit of Ms. Eichel in the amount of $1,864, and (iv) a $2,500 matching contribution to the Savings Plan.
(6) Salary for Ms. Eichel for fiscal 1996 reflects a voluntary reduction from $250,000 to $225,000 that was in effect from January 1, 1995 to November 1, 1996, at which time the full contracted salary rate of $250,000 was reinstated.
(7) Amounts shown as 'Other Compensation' for fiscal 1997 for Ms. Eichel represents premiums paid by the Company in respect of a life insurance policy for the benefit of Ms. Eichel in the amount of $1,060, a $2,375 contributed by the Company as the matching contribution to the Savings Plan and a discretionary profit sharing contribution of $591 made by the Company in shares of common stock (314 shares).
(8) Amounts shown as 'Other Compensation' for Ms. Hobbs include (i) $670 attributable to COBRA payments made by the Company for the benefit of Ms. Hobbs, and (ii) $1,880 matching contribution to the Savings Plan.
(9) Amounts shown as 'Other Compensation' for Ms. Landman include $676 attributable to COBRA payments made by the Company for the benefit of Ms. Landman.
(10) Amounts shown as 'Other Compensation' for Ms. Pritchard include $1,173 matching contribution to the Savings Plan.
(11) Ms. Domuracki was replaced as Chief Executive Officer of the Company on March 2, 1998. On November 29, 1996, Ms. Domuracki received a lump sum payment in the amount of $71,250 representing payment of the contractual amount of salary due her for the period April 1, 1995 through October 31, 1996, less a voluntary 10% salary reduction which was in effect during that period.
(12) Amounts shown as 'Other Compensation' for Ms. Domuracki for 1998 include $269,231 for severance payments, vacation and deferred compensation totaling $89,840, premiums paid by the Company in respect of life and long term disability insurance policies for the benefit of Ms. Domuracki in the amount of $1,650 and $5,718 respectively and a $2,500 matching contribution to the Savings Plan.
(13) Amounts shown as 'Other Compensation' for Ms. Domuracki for 1997 include premiums paid by Company in respect of life insurance policies for the benefit of Ms. Domuracki in the amount of $1,470, a $2,375 matching contribution to the Savings Plan and a discretionary profit sharing contribution of $591 made by the Company in shares of common stock (314 shares).

Stock Option Grants in Last Fiscal Year

The following table shows information for Fiscal Year 1998 respecting stock option grants to each named executive officer.

Fiscal 1998 Stock Option Grants to Named Executive Officers

                              Individual Grants                      Grant Date Values
                           --------------------------                -----------------
                                         Percent of
                           Number of    Total Options
                           Securities     Granted to                              Present
                           Underlying     Employees                                Value
                            Options       in Fiscal      Exercise   Expiration     Grant
        Name                Granted         Year          Price        Date       Date (5)
        ----                -------         ----          -----        ----       --------
Cathy Volker              2,550,000 (1)      54%          $0.65      1/31/08     739,500
Debbie Hobbs                225,000 (2)       5%          $1.63      5/18/08     211,500
Denise Landman              225,000 (3)       5%          $1.63      5/18/08     211,500
Margaret B. Pritchard       125,000 (4)       3%          $1.63      5/18/08     117,500
Beverly Eichel                    0          N/A            N/A          N/A         N/A
Mary Ann Domuracki                0          N/A            N/A          N/A         N/A

--------------------------
(1) Pursuant to the terms of a Stock Option Agreement between the Company and Ms. Volker dated February 2, 1998, Ms. Volker was granted six options, each representing the right to purchase 425,000 shares of Common Stock. The exercise price of the shares of Common Stock covered by each option is $ 0.65. Each option is generally exercisable until January 31, 2008, unless earlier terminated in accordance with the Stock Option Agreement. Such options were not issued under the Stock Option Plan.

(2) Pursuant to a Stock Option Agreement between the Company and Ms. Hobbs, dated October 1, 1998, Ms. Hobbs was granted 225,000 options to purchase Common Stock at a per share price of $1.625. The options vest over a four year period, and are, under certain circumstances, exercisable through October 1, 2008.

(3) Pursuant to a Stock Option Agreement between the Company and Ms. Landman, dated October 1, 1998, Ms. Landman was granted 225,000 options to purchase Common Stock at a per share price of $1.625. The options vest over a four year period, and are, under certain circumstances, exercisable through October 1, 2008.

(4) Pursuant to a Stock Option Agreement between the Company and Ms. Pritchard, dated October 1, 1998, Ms. Pritchard was granted 125,000 options to purchase Common Stock at a per share price of $1.625. The options vest over a four year period, and are, under certain circumstances, exercisable through October 1, 2008.

(5) The present values on the grant date are calculated under the Black-Scholes valuation model. The Black-Scholes valuation model is a mathematical formula used to value options, and considers expected stock price volatility, the exercise period of the option and interest rates. Due to the historically thin trading of the Company's stock, expected volatility has been estimated based on the public trading histories of similar companies over the five years preceding each respective grant date. The Black-Scholes valuation model was chosen in accordance with Securities and Exchange Commission rules; however, this model should not be construed as an endorsement of its accuracy at valuing options. The real value of the options in this table depends upon the actual performance of the Common Stock during the applicable period.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table shows information for fiscal 1998 respecting stock options for each named executive officer.

                                                                             Value of
                                                               Numbers of   Unexercised
                                                               Securities   In-The-Money
                                                               Underlying   Options
                                                              Unexercised   at
                                     Shares                    Options at   Fiscal
                                  Acquired on     Value       Fiscal Year   Year
              Name                  Exercise     Realized       End (1)     End(2)($)
              ----                  --------     --------       -------     ---------
M. Catherine Volker                   -               $0       2,550,000    $586,500

Beverly Eichel                        -               $0        506,666     $293,866

Debbie Hobbs                          -               $0        225,000           $0

Denise Landman                        -               $0        225,000           $0

Margaret B. Pritchard                 -               $0        225,000      $25,000

Mary Ann Domuracki                    -               $0        680,000 (3)       $0

------------------
(1) 539,999 options are presently exercisable.

(2) The value of an unexercised option at December 26, 1998 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 26, 1998, as published by the National Quotation Bureau.

(3) Pursuant to an agreement between the Company and Ms. Domuracki, such options are no longer exercisable by Ms. Domuracki.


Employment Agreements


M. Catherine Volker
-------------------
On February 2, 1998, the Company entered into an employment agreement with Catherine Volker, employing her as Chief Executive Officer of the Company from March 2, 1998 until February 28, 2003, subject to earlier termination for death, resignation or removal. Ms. Volker's annual base salary is $375,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as indentified by the Board upon consultation with Ms. Volker and upon approval of the budget for the respective fiscal year. The Agreement provides that the performance bonus for fiscal year ended December 26, 1998 would be no less that $187,500. Under Ms. Volker's agreement, if she resigns her employment for `good reason' (as defined), if the Company terminates her employment without `cause' (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.

Mary Ann Domuracki
------------------
On August 1, 1994, the Company entered into an employment agreement with Mary Ann Domuracki employing her as President and Chief Operating Officer until she resigned or was terminated. This agreement was amended as of April 4, 1996 to provide for her employment as Chief Executive Officer and was further amended, most recently, on September 27, 1997, in connection with the Capital Contribution. Her base salary compensation at the time she was replaced was $350,000. On March 2, 1998, Ms. Domuracki was replaced as Chief Executive Officer of the Company. Pursuant to the terms of her employment agreement, Ms. Domuracki was entitled to receive compensation and benefits under such agreement for the two year period following her replacement (offset by compensation received from any new employer after one year). Pursuant to an agreement reached between the Company and Ms. Domuracki, Ms. Domuracki will receive no compensation or benefits in respect of any period following the one year anniversary of her replacement.

Beverly Eichel
--------------
Beverly Eichel resigned her position as Chief Financial Officer by reason of "a change of control" effective September 25, 1998. Her base salary compensation at the time of her resignation was $250,000. Under her employment agreement, if Ms. Eichel resigned by reason of a "change of control," (as defined) (i) the Company would be obligated to continue her base salary payments for two years thereafter, at the annual rate of $250,000 (offset by compensation received from any new employer after one year), (ii) the Company would be obligated to make a prorated bonus payment for the fiscal year then in progress and (iii) any granted, but unvested, stock options that she held (excluding certain the options granted in connection with the amendment of her employment agreement described above in "--Stock Option Plan") would vest immediately.

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

Compensation of Directors

Directors who are employees of the Company are not compensated for serving as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000 plus fees of $1,000 per day for attendance at meetings of the Board of Directors and $500 per day for attendance at meetings of its committees. Each of the directors appointed by Danskin Investors has agreed to waive receipt of such amount until such time as they, as a group, direct the Company to the contrary. All non-employee directors of the Company are reimbursed for out-of-pocket expenses. In addition, each non-employee director receives, upon such person's initial election as a director, a grant of an option to purchase 50,000 shares of the Common Stock under the Stock Option Plan at fair market value, exercisable in three equal installments on the first, second and third anniversaries of the grant date. Mr. Schupak has agreed to defer the grant of his options until an amendment to the Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance thereunder.

Although neither Mr. Schupak nor Ms. McLemore receives a salary from the Company, the Company provides for a payment of $10,000 per month to entities designated by each of Mr. Schupak and Ms. McLemore to defray their respective office overhead, and each is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of their duties.

                              CERTAIN TRANSACTIONS

On September 22, 1997, in connection with the Capital Contribution, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, the Schupak Warrant for the purchase of 5,372,315 shares of Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. On the Contribution Closing Date, in consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of
(x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, commencing on the date of effectiveness of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of its authorized shares to 100,000,000 and prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, each of David Chu and Nina McLemore, a director of the Company, purchased from the Company, for $14,815 and $29,607, respectively, a warrant for the purchase of 795,900 shares of Common Stock and 1,591,797 shares of Common Stock respectively, all at an exercise price of $.30 per share.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 1999, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director and each named executive officer; and (iii) all executive officers and directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. On March 1, 1999, there were outstanding 21,019,878 shares of Common Stock (including 1,083 shares held by a subsidiary of the Company) and 2,400 shares of Series D Preferred Stock.


                                                             Beneficial Ownership
                                                             --------------------
                                                                                     Percent of
                                                                                      Outstanding
           Name and Address                    Amount and Nature of                    Voting
         of Beneficial Owner                   Beneficial Ownership                   Securities*
         -------------------                   --------------------                   -----------

Danskin Investors, L.L.C.(1)                   56,224,370  Common Stock                  79.58%
9595 Wilshire Boulevard                        2,311.7     Series D Preferred Stock       96.3%
Beverly Hills, CA 90212

The Oppenheimer Bond Fund For Growth(1)        5,607,887   Common Stock                   9.14%
350 Linden Oaks                                88.3        Series D Preferred Stock        3.7%
Rochester, NY 14625

Donald Schupak (2)                             5,392,315   Common Stock                   8.12%
                                               0           Series D Preferred Stock          0%


Nina McLemore (3)                              1,598,463   Common Stock                   2.55%
                                               0           Series D Preferred Stock          0%


David Chu (4)                                  802,566     Common Stock                   1.30%
                                               0           Series D Preferred Stock          0%


M. Catherine Volker                            897,450     Common Stock                   1.47%
                                               0           Series D Preferred Stock          0%


Margaret B. Pritchard (5)                      33,333      Common Stock                   0.05%
                                               0           Series D Preferred Stock          0%


Debbie Hobbs                                   0           Common Stock                      0%
                                               0           Series D Preferred Stock          0%


Denise Landman                                 0           Common Stock                      0%
                                               0           Series D Preferred Stock          0%


Henry T. Mortimer, Jr. (6)                     20,000      Common Stock                   0.03%
                                               0           Series D Preferred Stock          0%


Larry B. Shelton (6)                           20,000      Common Stock                   0.03%
                                               0           Series D Preferred Stock          0%


Andrew J. Astrachan (7)                        6,666       Common Stock                   0.01%
                                               0           Series D Preferred Stock          0%


Gabriel Brener (7)                             6,666       Common Stock                  0.01%
                                               0           Series D Preferred Stock         0%


Michael Hsieh (7)                              6,666       Common Stock                  0.01%
                                               0           Series D Preferred Stock         0%


James P. Jalil (7)                             6,666       Common Stock                  0.01%
                                               0           Series D Preferred Stock         0%


Beverly Eichel (8)                             506,666     Common Stock                  0.82%
                                               0           Series D Preferred Stock         0%


Mary Ann Domuracki (9)                         0           Common Stock                     0%
                                               0           Series D Preferred Stock         0%


All directors and executive                    8,790,791   Common Stock                 12.76%
officers as a group                            0           Series D Preferred Stock         0%
(15 persons) (10)

--------------------------
   * For the purpose of this calculation, the outstanding voting securities of the Company include 21,019,878 shares of Common Stock presently issued and 40,000,000 shares of Common Stock, issuable upon the conversion of the Series D Preferred Stock that the holders of the Series D Preferred Stock are currently entitled to vote.

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


   (2) Includes 5,372,315 shares of Common Stock underlying a presently exercisable warrant and 20,000 shares of Common Stock underlying presently exercisable options which, if granted, would have vested upon the change of control resulting from the Capital Contribution. Mr. Schupak was entitled to the automatic grant of an option to purchase 20,000 shares of Common Stock upon his appointment as a Director of the Company, but agreed to defer such grant until an amendment to the Stock Option Plan has been approved by the stockholders, increasing the total number of shares reserved for issuance upon exercise of options granted thereunder.

   (3) Includes 1,591,797 shares of Common Stock underlying a presently exercisable warrant and 6,666 shares of Common Stock underlying presently exercisable options.

   (4) Includes 795,900 shares of Common Stock underlying a presently exercisable warrant and 6,666 shares of Common Stock underlying presently exercisable options.

   (5) Includes 33,333 shares of Common Stock underlying presently exercisable options.

   (6) Includes 20,000 shares of Common Stock underlying presently exercisable options.

   (7) Includes 6,666 shares of Common Stock underlying presently exercisable options.

   (8) Includes 506,666 shares of Common Stock underlying presently exercisable options.

   (9) Ms. Domuracki was replaced as Chief Executive Officer of the Company on March 2, 1998. Pursuant to an agreement between the Company and Ms. Domuracki, such options are no longer exercisable by Ms. Domuracki.

   (10) Includes 133,329 shares of Common Stock issuable upon the exercise of presently exercisable stock options (including options to purchase 20,000 shares of Common Stock to which Mr. Schupak became entitled upon his appointment as a director described in Note 2 above), 7,760,012 shares of Common Stock issuable upon the purchase of shares of Common Stock pursuant to presently exercisable warrants and 897,450 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Company's issuance of the Schupak warrant, Mr. Schupak executed a seven-year promissory note in favor of the Company in the original principal amount of $80,000. The promissory note bears interest at 6.55% per annum, payable annually.

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

3.1.3 Certificate of Amendment, dated the 27th day of January 1998 to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1.3 to the Registrant's Form 10-K for the year ended December 27, 1997.)

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

*10.6.3E Amendment Four, effective as of November 1, 1996, to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
            Exhibit 10.6.3E to the Registrant's Form 10-K for the year ended December 27, 1997.)

*10.6.3F Amendment Five, effective as of September 22, 1997, to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Mary Ann Domuracki. (Incorporated by reference to
            Exhibit 10.6.3F to the Registrant's Form 10-K for the year ended December 27, 1997.)

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

*10.6.4E Amendment Four effective as of November 1, 1996 to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4E to the Registrant's Form 10-Q for the fiscal quarter ended March 29, 1997.)

*10.6.4F Amendment Five effective as of September 22, 1997 to Amended Employment Agreement dated as of August 1, 1994 between the Registrant and Beverly Eichel. (Incorporated by reference to Exhibit 10.6.4F to the Registrant's Form 10-K for the year ended December 27, 1997.)

*10.6.5 Employment Agreement, dated February 2, 1998, between the Registrant and Catherine Volker. (Incorporated by reference to Exhibit 10.6.5 to the Registrant's Form 10-K for the year ended December 27, 1997.)

*10.6.6 Stock Option Plan and Agreement, dated February 2, 1998, between the Registrant and Catherine Volker. (Incorporated by reference to Exhibit 10.6.6 to the Registrant's Form 10-K for the year ended December 27, 1997.)

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

23.1##      Consent of Arthur Andersen, LLP.

23.2##      Consent of Deloitte & Touche LLP

99.1        Press release dated May 20, 1997. (Incorporated by reference to
            Exhibit 99.1 to the Registrant's Form 8K dated May 19, 1997.)

99.2 Press release dated September 23, 1997. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)
-----------------
## Filed herewith


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal year ended December 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DANSKIN, INC.

                                                   By /s/ M. Catherine Volker
                                                   ---------------------------
                                                   M. Catherine Volker
                                                   Chief Executive Officer

Date:        March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Capacity in Which Signed                     Date
        ---------                           ------------------------                     ----

/s/ M. Catherine Volker
-----------------------
M. Catherine Volker                      Chief Executive Officer                    March 26, 1999

/s/ Donald Schupak
------------------
Donald Schupak                           Chairman of the Board                      March 26, 1999

/s/ Nina McLemore
-----------------
Nina McLemore                            Vice Chairperson of the Board              March 26, 1999

/s/ Jeffrey L. Sentz
--------------------
Jeffrey L. Sentz                         Controller                                 March 26, 1999

/s/ Andrew J. Astrachan
-----------------------
Andrew J. Astrachan                      Director                                   March 26, 1999

/s/ Gabriel Brener
------------------
Gabriel Brener                           Director                                   March 26, 1999

/s/ David Chu
-------------
David Chu                                Director                                   March 26, 1999

/s/ Michael Hsieh
-----------------
Michael Hsieh                            Director                                   March 26, 1999


/s/ James P. Jalil
------------------
James P. Jalil                           Director                                   March 26, 1999


/s/ Larry Shelton
-----------------
Larry Shelton                            Director                                   March 26, 1999


/s/ Henry T. Mortimer
---------------------
Henry T. Mortimer                        Director                                   March 26, 1999

                         DANSKIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Report of Independent Public Accountants                                                        F-2

Report of Previous Independent Public Accountants                                               F-3

Consolidated Financial Statements as of December 27, 1997 and December 26, 1998, and for the fiscal years ended December 28, 1996, December 27, 1997 and December
26, 1998:

Consolidated Balance Sheets as of December 27, 1997
and December 26, 1998                                                                           F-4

Consolidated Statements of Operations for the fiscal years ended
December 28, 1996, December 27, 1997 and
December 26, 1998                                                                               F-5

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 1996, December 27, 1997
and December 26, 1998                                                                           F-6

Consolidated Statements of Cash Flows for the fiscal years ended
December 28, 1996, December 27, 1997 and
December 26, 1998                                                                               F-7

Notes to Consolidated Financial Statements                                                      F-8 to F-25

Supplemental Financial Information:

             Unaudited Selected Quarterly Financial Information                                 S-1

Financial Statement Schedule:

             Schedule II - Schedule of Valuation and Qualifying
             Accounts                                                                           S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of DANSKIN, INC.:

We have audited the accompanying consolidated balance sheets of Danskin, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
March 5, 1999

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of DANSKIN, INC.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Danskin, Inc. and Subsidiaries (the "Company") for the year ended December 28, 1996. Our audit also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Danskin, Inc. and Subsidiaries for the year ended December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
March 14, 1997 (Except for Note 1 - Loss per Common Share, for which the date is March 6, 1998)

                                        DANSKIN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                ASSETS                         December 27, 1997  December 26, 1998
                                                                                               -----------------  -----------------

Current assets:
            Cash and cash equivalents                                                                 $ 808,000          $ 546,000
            Accounts receivable, less allowance for doubtful accounts of $848,000
                 at December 27, 1997 and $1,021,000 at December 26, 1998                            14,935,000         13,518,000
            Inventories                                                                              28,714,000         30,386,000
            Prepaid expenses and other current assets                                                 1,926,000          2,256,000
                                                                                                     ----------         ----------
                  Total current assets                                                               46,383,000         46,706,000

            Property, plant and equipment - net of accumulated depreciation and amortization of $8,671,000 at December 27, 1997 and $8,807,000
                 at December 26, 1998                                                                 7,591,000          9,773,000
            Other assets                                                                              1,028,000          1,227,000
                                                                                                     ----------         ----------
            Total Assets                                                                           $ 55,002,000       $ 57,706,000
                                                                                                   ============       ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
            Revolving line of credit                                                                $ 8,539,000       $ 16,029,000
            Current portion of long-term debt                                                           333,000          2,000,000
            Accounts payable                                                                          8,043,000          8,440,000
            Accrued expenses                                                                         10,398,000         13,692,000
                                                                                                     ----------         ----------
                  Total current liabilities                                                          27,313,000         40,161,000
                                                                                                     ----------         ----------
            Long-term debt, net of current maturities                                                 9,667,000          6,674,000
            Subordinated debt                                                                         3,000,000                  -
            Accrued dividends                                                                           216,000          1,176,000
            Accrued retirement costs                                                                  1,985,000          2,301,000
                                                                                                     ----------          ---------
                  Total long-term liabilities                                                        14,868,000         10,151,000
                                                                                                     ----------         ----------

            Total Liabilities                                                                        42,181,000         50,312,000
                                                                                                     ----------         ----------

            Commitments and contingencies

            Series D Cumulative Convertible Preferred Stock, 2,400 shares,
                 Liquidation Value of $12,000,000                                                    11,140,000         11,294,000

            Stockholders' Equity (Deficit)

            Common Stock, $.01 par value, 100,000,000 shares authorized, 10,074,290 shares issued at December 27, 1997 and 20,916,693 shares issued at December 26, 1998, less 1,083 shares held by subsidiary at
                 December 27, 1997 and December 26, 1998                                                101,000            209,000
            Additional paid-in capital                                                               20,366,000         23,483,000
            Accumulated deficit                                                                     (16,511,000)       (24,546,000)
            Accumulated other comprehensive (loss)                                                   (2,275,000)        (3,046,000)
                                                                                                   ------------       ------------
                 Total Stockholders' Equity (Deficit)                                                 1,681,000         (3,900,000)
                                                                                                   ============       ============

            Total Liabilities and Stockholders' Equity (Deficit)                                   $ 55,002,000       $ 57,706,000
                                                                                                   ============       ============

                 See Notes to Consolidated Financial Statements.

                                              DANSKIN, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Fiscal Year Ended         Fiscal Year Ended        Fiscal Year Ended
                                                              December 28, 1996         December 27, 1997        December 26, 1998
                                                            ----------------------    ---------------------    --------------------
Net revenues                                                      $ 128,145,000             $ 121,986,000            $ 108,741,000
Cost of goods sold                                                   83,610,000                81,822,000               68,428,000
                                                                     ----------                ----------               ----------
Gross profit                                                         44,535,000                40,164,000               40,313,000

Selling, general and administrative expenses                         42,069,000                40,125,000               41,785,000
Non-recurring charges                                                         -                   300,000                2,419,000
Provision for doubtful accounts receivable                              (43,000)                   49,000                  327,000
Interest expense                                                      4,721,000                 4,278,000                2,513,000
                                                                     ----------                ----------               ----------
                                                                     46,747,000                44,752,000               47,044,000
Loss before income tax provision and extraordinary item              (2,212,000)               (4,588,000)              (6,731,000)
Provision for income taxes                                            2,777,000                   245,000                  190,000
                                                                     ----------                ----------               ----------
Net loss before extraordinary items                                  (4,989,000)               (4,833,000)              (6,921,000)
Extraordinary gain from early retirement of debt                              -                 5,245,000                        -
                                                                     ----------                ----------               ----------
Net (loss) income                                                    (4,989,000)                  412,000               (6,921,000)
Preferred dividends                                                     202,000                   425,000                1,114,000
                                                                     ----------                ----------               ----------
Net (loss) applicable to Common Stock                               ($5,191,000)                 ($13,000)             ($8,035,000)
                                                                    ===========                ==========             ============

Basic and diluted net (loss) per share:
Net (loss) per share before extraordinary item                           ($0.80)                   ($0.66)                  ($0.50)
Net income per share for extraordinary item                                   -                     $0.66                       -
                                                                     ----------                ----------               ----------
Net (loss) per share after extraordinary item                            ($0.80)                   ($0.00)                  ($0.50)
                                                                    ===========               ===========             ============
Weighted average number of common shares outstanding                  6,513,000                 7,942,000               16,168,000
                                                                    ===========               ===========             ============

                 See Notes to Consolidated Financial Statements.

                                         DANSKIN, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                      Additional
                                                                Preferred                Common Stock                 Paid-in
                                                                  Stock    Stock Amount   Outstanding    Amount        Capital
                                                                  -----    ------------   -----------    ------        -------

Balance, December 30, 1995                                                                 5,921,375    $59,000       $14,614,000

          Comprehensive (loss)
               Net loss
               Accumulated translation adjustment
               Minimum pension liability adjustment

          Total Comprehensive (loss)

          Preferred stock dividend                                                                            -
          Purchase and retirement of Common Stock                                            (41,013)         -          (140,000)
          Sales and contribution of Common Stock to Employee
          Savings Plan                                                                        55,893      1,000           178,000
          Common Stock option exercises                                                      110,000      1,000           318,000
          Issuance of Preferred Stock                              1,000         -                                      4,695,000
                                                                   -----      ----         ---------    -------       -----------

Balance, December 28, 1996                                         1,000         -         6,046,255    $61,000       $19,665,000

          Comprehensive Income
               Net income
               Accumulated translation adjustment
               Minimum pension liability adjustment
          Total Comprehensive Income

          Preferred stock dividend                                                            56,689      1,000           124,000
          Reversal of accrued preferred stock dividend - 1996
          Common Stock dividend                                                              511,171      5,000           148,000
          Purchase and retirement of Common Stock                                             (9,415)         -           (20,000)
          Sales and contribution of Common Stock                                              32,293          -            60,000
           to Employee Savings Plan
          Exchange of 10% Cumulative Preferred Stock              (1,000)        -         3,333,333     33,000           (33,000)
           for shares of Common Stock
          Preferred stock dividend                                                           102,881      1,000           124,000
          Series D preferred dividend
          Warrants                                                                                                        359,000
          Rights Redemption                                                                                               (61,000)
                                                                   -----      ----         ---------    -------       -----------
Balance, December 27, 1997                                             -         -        10,073,207   $101,000       $20,366,000

          Comprehensive (loss)
               Net loss
               Minimum pension liability adjustment

          Total Comprehensive (loss)

          Preferred stock dividend
          Sales and contribution of Common Stock                                              92,403      1,000            49,000
           to Employee Savings Plan
          Employee Stock Grant                                                               750,000      7,000           439,000
          Private Offering                                                                 7,864,336     79,000         2,281,000
          Rights Offering                                                                  2,135,664     21,000           319,000
          Warrants Issued                                                                                                  29,000
                                                                   -----      ----         ---------    -------       -----------
Balance, December 26, 1998                                             -         -        20,915,610   $209,000       $23,483,000


                                                                                       Accumulated Other
                                                                                        Comprehensive
                                                                 Accumulated Deficit    (Loss) Income          Total
                                                                 -------------------    -------------          -----

Balance, December 30, 1995                                          ($11,154,000)        ($2,000,000)       $1,519,000

          Comprehensive (loss)
               Net loss                                               (4,989,000)                           (4,989,000)
               Accumulated translation adjustment                                            (15,000)          (15,000)
               Minimum pension liability adjustment                                         (565,000)         (565,000)
                                                                                                            ----------
          Total Comprehensive (loss)                                                                        (5,569,000)
                                                                                                            ----------

          Preferred stock dividend                                      (202,000)                             (202,000)
          Purchase and retirement of Common Stock                                                             (140,000)
          Sales and contribution of Common Stock to Employee
          Savings Plan                                                                                         179,000
          Common Stock option exercises                                                                        319,000
          Issuance of Preferred Stock                                                                        4,695,000
                                                                    ------------         -----------         ---------

Balance, December 28, 1996                                          ($16,345,000)        ($2,580,000)         $801,000

          Comprehensive Income
               Net income                                                412,000                               412,000
               Accumulated translation adjustment                                             15,000            15,000
               Minimum pension liability adjustment                                          290,000           290,000
                                                                                                               -------
          Total Comprehensive Income                                                                           717,000
                                                                                                               -------
          Preferred stock dividend                                      (125,000)                                    -
          Reversal of accrued preferred stock dividend - 1996             41,000                                41,000
          Common Stock dividend                                         (153,000)                                    -
          Purchase and retirement of Common Stock                                                              (20,000)
          Sales and contribution of Common Stock                                                                60,000
           to Employee Savings Plan
          Exchange of 10% Cumulative Preferred Stock                                                                 -
           for shares of Common Stock                                                                                -
          Preferred stock dividend                                      (125,000)
          Series D preferred dividend                                   (216,000)                             (216,000)
          Warrants                                                                                             359,000
          Rights Redemption                                                                                    (61,000)
                                                                    ------------         -----------         ---------

Balance, December 27, 1997                                          ($16,511,000)        ($2,275,000)       $1,681,000

          Comprehensive (loss)
               Net loss                                               (6,921,000)                           (6,921,000)
               Minimum pension liability adjustment                                         (771,000)         (771,000)
                                                                                                              --------
          Total Comprehensive (loss)                                                                        (7,692,000)
                                                                                                             ---------
          Preferred stock dividend                                    (1,114,000)                           (1,114,000)
          Sales and contribution of Common Stock                                                                50,000
           to Employee Savings Plan
          Employee Stock Grant                                                                                 446,000
          Private Offering                                                                                   2,360,000
          Rights Offering                                                                                      340,000
          Warrants Issued                                                                                       29,000
                                                                    ------------         -----------         ---------
Balance, December 26, 1998                                          ($24,546,000)        ($3,046,000)      ($3,900,000)
                                                                    ============         ===========       ===========

                 See Notes to Consolidated Financial Statements.

                                             DANSKIN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Year Ended    Fiscal Year Ended   Fiscal Year Ended
                                                                         December 28, 1996    December 27, 1997   December 26, 1998
                                                                         -----------------    -----------------   -----------------
Cash Flows From Operating Activities:
Net (loss) Income                                                             ($4,989,000)            $412,000         ($6,921,000)
Adjustments to reconcile net (loss) income to net cash
 used in operating activities:
  Depreciation and amortization                                                 2,616,000            2,476,000           1,727,000
  Write off of certain trademarks                                                       -                    -             184,000
  Extraordinary gain from early retirement of debt                                      -           (5,245,000)                  -
  Stock grants issued                                                                   -                    -             446,000
  Provision for doubtful accounts receivable                                      (43,000)              49,000             327,000
  Loss on property, plant and equipment                                            28,000               68,000             954,000
  Deferred income taxes                                                         2,536,000                    -                   -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 (1,419,000)           1,109,000           1,090,000
    (Increase) decrease in inventories                                         (3,226,000)           5,361,000          (1,672,000)
    (Increase) in prepaid expenses and other current assets                       (62,000)          (1,553,000)           (698,000)
    Increase (decrease) in accounts payable                                       321,000           (1,639,000)            397,000
    Increase (decrease) in accrued expenses                                        77,000           (2,184,000)          2,693,000
                                                                               ----------           ----------          ----------
Net Cash used in operating activities                                          (4,161,000)          (1,146,000)         (1,473,000)
                                                                               ----------           ----------          ----------
Cash Flows From Investing Activites:
  Capital expeditures                                                            (738,000)            (241,000)         (4,673,000)
                                                                               ----------           ----------          ----------
Net cash used in investing activities                                            (738,000)            (241,000)         (4,673,000)
                                                                               ----------           ----------          ----------
Cash Flows From Financing Activities:
    Net borrowings (repayments) under revolving line of credit                  5,868,000           (1,430,000)          7,490,000
    Repayments of long-term debt                                                 (411,000)            (333,000)         (1,326,000)
    Sale of Common Stock                                                                -                    -           3,000,000
    Expenses associated with issuance of rights to purchase Common Stock                -                    -            (299,000)
    Payment of subordinated debt                                                        -                    -          (3,000,000)
    Purchase and retirement of Common Stock                                      (139,000)             (20,000)                  -
    Sale of Common Stock to Savings Plan                                           79,000               60,000              49,000
    Common Stock option exercises                                                 318,000                    -                   -
    Expenses associated with issuance of Preferred Stock                         (305,000)                   -                   -
    Proceeds from recapitalization                                                      -            4,000,000                   -
    Proceeds from warrant notes                                                         -                    -              15,000
    Financing costs incurred                                                     (275,000)          (1,259,000)            (45,000)
    Preferred Stock dividend                                                     (202,000)                   -                   -
                                                                               ----------           ----------          ----------
Net cash provided by financing activities                                       4,933,000            1,018,000           5,884,000
                                                                               ----------           ----------          ----------

Net increase (decrease) in Cash and Cash Equivalents                               34,000             (369,000)           (262,000)

Cash and Cash Equivalents, Beginning of Period                                  1,143,000            1,177,000             808,000
                                                                               ----------           ----------          ----------

Cash and Cash Equivalents, End of period                                      $ 1,177,000            $ 808,000           $ 546,000
                                                                              ===========           ==========          ==========

Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                                 $ 4,242,000          $ 3,767,000         $ 2,282,000
Income Taxes Paid                                                                 123,000              345,000              60,000
Cash refunds received for income taxes                                            (10,000)            (121,000)            (29,000)

Non-Cash Activities
  The Company declared a stock dividend of 1 share for every 11.99 shares of common stock on 9/29/97.
  Early extinguishment of long term debt resulted in an extraordinary gain of $5,245,000
  The Company issued 159,570 shares to the Bond Fund for Growth as a dividend in lieu of cash on 9/22/97
  The Company issued a stock grant of 750,000 shares at $.594 to the CEO in February 1998.

                 See Notes to Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Danskin, Inc. (the "Company") was incorporated on February 21, 1986 to own and operate the business and assets of two divisions of a corporation acquired on July 22, 1986.

The Company currently operates under two divisions: Danskin, which designs, manufactures and markets dancewear, bodywear, tights and exercise apparel; and also operates 43 retail outlet stores and 3 full price stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Ralph Lauren(R), Round-the-Clock(R), Givenchy(R), and under private labels for major retailers, as well as socks under Round-the-Clock(R) and Danskin(R) brands. The Company renewed the Givenchy Corporation license for three years and allowed its license arrangement with Anne Klein to expire in December 1998.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of the Company, including both of its operating divisions, and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications were made to prior year information to conform to current year presentation.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday in December. Fiscal 1996 ended on December 28, 1996, fiscal 1997 ended on December 27, 1997 and fiscal 1998 ended on December 26, 1998. In addition, all fiscal years presented contain 52 weeks.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:

                           December 28, 1997      December 26, 1998
                          --------------------   --------------------

Finished goods                    $17,557,000            $18,735,000
Work-in-process                     5,749,000              6,271,000
Raw materials                       4,708,000              4,725,000
Packaging Materials                   700,000                655,000
                          -------------------   --------------------
                                  $28,714,000            $30,386,000
                          ===================   ====================


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Furniture and fixtures, machinery and equipment and buildings are depreciated by the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Leasehold improvements are amortized by the straight-line method over the related lease terms or the estimated useful life of the asset, whichever is less.

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

CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

TRADEMARKS

The Company amortizes capitalized costs to acquire trademarks over the estimated useful life of the trademark, generally 15 years.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock and Common Stock equivalents outstanding. Common Stock equivalents, including Convertible Series D Preferred Stock, management options and warrants, are reflected in diluted net income (loss) per share except to the extent they are antidilutive.

At December 26, 1998 the Company had the following common shares and common shares equivalents outstanding:

Common Stock                                                        20,916,693
Preferred Stock                                                     40,000,000
Warrants                                                            17,760,012
Options                                                              5,519,442
                                                                     ---------

Total Shares and Share Equivalents Outstanding                      84,196,147
                                                                    ==========

Due to the net loss before extraordinary item for all periods presented, the assumed exercise of common stock equivalents would be antidilutive and thus such instruments have not been included as common stock equivalents for purposes of the calculation of diluted earnings per share.

Net income (loss) per share has been restated for all periods presented to reflect a stock dividend of one share for every 11.99 shares of Common Stock declared on September 29, 1997.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-cash activities

The Company contributed 29,629 of its common shares to the Danskin, Inc. Savings Plan on March 22, 1996 at a fair market value of approximately $100,000.

The Company issued 7% warrants to First Union National Bank in July 1994, subsequently increased in June 1995 to 10%, of the then outstanding common stock. The warrants were surrendered to the Company without the payment of further consideration in connection with the refinancing of the Company's revolving credit obligations (See Note 11). Such warrants have been recorded as additional financing fees totaling $764,000 and additional paid-in-capital equity. The unamortized portion of such fees was offset against an extraordinary gain from the early retirement of debt during the 1997 fiscal year.

The Company issued 10% Cumulative Convertible Preferred Stock with a $5,000,000 principal value on August 6, 1996, in exchange for subordinated convertible debentures having an aggregate face value of $5,000,000. By agreement, between the Company and the holder of the 10% Cumulative Preferred Stock, such preferred stock, and any accrued but unpaid dividends, were exchanged for 3,436,214 shares of Common Stock and certain additional consideration (See Note 12).

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

Pursuant to the terms of the Employment Agreement between the Company and Ms. Volker dated February 2, 1998, Ms. Volker was granted 750,000 shares of Common Stock and recorded an expense of $446,000 which is included as a component of selling, general and administrative expenses.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed when the advertising or event takes place. Costs associated with the Company's catalogs are expensed when the catalogs are distributed. Advertising and promotion expenses were $6.5 million in 1996, $6.0 million in fiscal 1997 and $7.4 million in fiscal 1998.

INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes", which requires the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

The Company continually evaluates the carrying value and the economic useful life of its long-lived assets based upon the Company's operating performance and its expected future net cash flows and will adjust the carrying amount of assets which may not be recoverable. The Company does not believe that any impairment exists in the recoverability of its long-lived assets as of the fiscal year end.

USE OF ESTIMATES

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

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company, as permitted, continues to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but discloses in the notes to the consolidated financial statements pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting (See
Note 2).

FINANCIAL INSTRUMENTS

In assessing the fair value of financial instruments at December 27, 1997 and December 26, 1998, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated fair values of the Company's financial instruments are summarized as follows:

                                           DECEMBER 27, 1997                      DECEMBER 26, 1998
                                           -----------------                      -----------------
                                        CARRYING       ESTIMATED FAIR       CARRYING       ESTIMATED FAIR
                                         AMOUNT            VALUE             AMOUNT            VALUE
                                        --------       --------------       --------       --------------
Cash and cash equivalents            $    808,000      $    808,000      $    546,000     $    546,000
Revolving line of credit               (8,539,000)       (8,539,000)      (16,029,000)     (16,029,000)
Long-term debt                        (10,000,000)      (10,000,000)       (8,674,000)      (8,674,000)

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

Effective October 19, 1994, the Board of Directors of the Company amended the Plan to increase the number of options available for grant from 600,000 to 660,000. On October 27, 1994, the Board of Directors of the Company increased the number of options available for grant from 660,000 to 900,000, which received the approval of stockholders at the 1995 annual meeting.

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

Effective May 18, 1998, the Executive Committee of the Board of Directors of the Company amended the Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares. In addition, the Executive Committee granted options to purchase 1.63 million shares to certain executives and key employees of the Company at an exercise price of $1.625 and provided for grants to new senior level employees of the Company. Such options vest over a four year period from the date of grant.

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK OPTION PLAN (CONTINUED)

The following table summarizes the activity relating to the Plan as of the fiscal year ended December 28, 1996, the fiscal year ended December 27, 1997 and for the fiscal year ended December 26, 1998:


                                                   FISCAL YEAR ENDED           FISCAL YEAR ENDED              FISCAL YEAR ENDED
                                                   DECEMBER 28, 1996           DECEMBER 27, 1997              DECEMBER 26, 1998
                                                -----------------------     -----------------------        ------------------------
                                                               WEIGHTED                     WEIGHTED                       WEIGHTED
                                                               AVERAGE                      AVERAGE                        AVERAGE
                                  EXERCISE                     EXERCISE                     EXERCISE                       EXERCISE
                                 PRICE RANGE    # OF SHARES     PRICE        # OF SHARES     PRICE         # OF SHARES      PRICE
                                 -----------    -----------     -----        -----------     -----         -----------      -----
Outstanding, beginning of year    $0.625-         755,328      $3.800          701,918       $3.594        759,034          $2.275
                                    $7.00

Granted                           $0.625-         168,000      $3.970          369,999       $0.763      2,370,000          $1.514
                                   $4.375

Canceled                          $0.625-        (111,410)     $6.244         (312,883)      $3.444       (573,376)         $2.414
                                    $4.00

Exercised                         $0.625-        (110,000)     $2.898                -            -        (92,882)         $0.625
                                    $3.00

Outstanding, end of year          $0.625-         701,918      $3.594          759,034       $2.275      2,462,776          $1.414
                                    $7.00

Options exercisable and shares available for future grant amounted to:

                                    DECEMBER 27, 1997         DECEMBER 26, 1998
                                    -----------------         -----------------
Options exercisable                    628,978                     271,105
Shares available for grant*             30,966                     844,342

The weighted average fair value of total stock options granted during 1998 was $0.56 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in fiscal 1998: risk-free interest rate of 5.53%; no expected dividend yield; expected life of 9.8 years; and expected volatility of 29.43%; and for grants in fiscal 1997: risk-free interest rate of 6.13%; no expected dividend yield; expected life of seven years; and expected volatility of 24%. Stock options generally expire 10 years from the grant date or at termination, if earlier. The stock options exercisable at December 26, 1998 have a weighted average exercise price of $1.11 per share.
--------------------------
* "Shares available for grant" under the Plan is equal to (a) the total number of options available for grant under the Plan, less (b) the sum of (x) options presently exercisable, (y) non-exercisable options, and (z) previously exercised options.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK OPTION PLAN (CONTINUED)

Pursuant to the terms of a Stock Option Agreement between the Company and Ms. Volker dated February 2, 1998, Ms. Volker was granted six options, each representing the right to purchase 425,000 shares of Common Stock. The exercise price of the shares of Common Stock covered by each option is $ 0.65. Each option is generally exercisable until January 31, 2008, unless earlier terminated in accordance with the Stock Option Agreement. Such options were not issued under the Stock Option Plan.

The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been $8.0 million and net loss applicable to Common Stock and net loss per share (basic and diluted) for the fiscal year ended December 26, 1998 would have been $9.1 million and $0.56 per share, respectively; for the fiscal year ended December 27, 1997 the Company's pro forma net income would have been $237,000 and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been $188,000 and $0.02 per share, respectively. For the fiscal year ended December 28, 1996, the Company's pro forma net loss and net loss per share (basic and diluted) would have been $5.5 million and $0.90 per share. Since SFAS No. 123 was not applicable to options granted prior to March 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

3. STOCKHOLDER RIGHTS PLAN

The Company adopted a stockholder rights plan on June 5, 1996, for stockholders of record on June 17, 1996, which would become effective in the event of an accumulation of more than 35% of its common stock by an acquirer. A rights agreement was executed on June 5, 1996 between the Company and its Rights Agent, a copy of which was filed as an exhibit to the Company's Report on Form 8-K filed on June 6, 1996. In September 1997, the Board of Directors of the Company, redeemed the Rights issued pursuant to the Rights Agreement for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997.

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

5. SAVINGS AND PROFIT SHARING PLAN

The Company maintains a savings and profit sharing plan (the "Salaried Savings Plan") for the benefit of salaried employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998, was approximately $100,000, $150,000 and $152,000, respectively. The Company also maintains an hourly savings and profit sharing plan (the "Hourly Savings Plan"), for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense.

On October 28, 1992, the Company registered a total of 200,000 shares of the Company's common stock and participating interests in the Salaried Savings Plan in conjunction with an amendment to the Salaried Savings Plan to add shares of the Company's common stock as an investment option under such a plan. All shares issued to or purchased from the Salaried Savings Plan are issued or sold at the then current market price.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:                                  DECEMBER 27, 1997   DECEMBER 26, 1998
                                                                           -----------------   -----------------
Land                                                                         $    56,000         $    45,000
Buildings and improvements                                                     2,374,000           1,777,000
Machinery and equipment                                                        6,396,000           6,658,000
Furniture and fixtures                                                         3,989,000           4,345,000
Leasehold improvements                                                         3,280,000           2,680,000
Construction in progress                                                         167,000           3,075,000
                                                                           -------------         -----------
                                                                              16,262,000          18,580,000
Accumulated depreciation and                                                  (8,671,000)         (8,807,000)
amortization                                                               -------------         -----------
                                                                             $ 7,591,000         $ 9,773,000
                                                                           =============         ===========


7. OTHER ASSETS

Other assets consisted of:                                                 DECEMBER 27, 1997   DECEMBER 26, 1998
                                                                           -----------------   -----------------
Excess of purchase price over fair value of net tangible assets acquired
  (net of accumulated amortization of $635,000 at December 1997)             $   205,000         $         -
Deferred financing charges
  (net of accumulated amortization of $16,000 at December 1997
  and $152,000 at December 1998)                                                 611,000             520,000
Unrecognized net pension obligation                                                2,000             139,000
Notes Receivable - Related Party                                                  95,000              88,000
Notes Receivable - Sea & Ski  (non-current portion)                                    -             400,000
Trademarks (net of accumulated amortization of $412,000 at December 1997         115,000              80,000
  and $447,000 at December 1998)                                           -------------         -----------
                                                                             $ 1,028,000         $ 1,227,000
                                                                           =============         ===========

8. ACCRUED EXPENSES

Accrued expenses consist of:                                               DECEMBER 27, 1997   DECEMBER 26, 1998
                                                                           -----------------   -----------------
Salaries, wages and other compensation                                     $     381,000         $   695,000
Employee benefits                                                              2,526,000           2,829,000
Accrued cooperative advertising and promotion costs                            4,795,000           4,821,000
Accrued rent                                                                     362,000           2,051,000
Other accrued expenses                                                         2,334,000           3,296,000
                                                                           -------------         -----------
                                                                           $  10,398,000         $13,692,000
                                                                           =============         ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NET REVENUES

Net revenues consisted of:

                                 FISCAL YEAR ENDED            FISCAL YEAR ENDED            FISCAL YEAR ENDED
                                 DECEMBER 28, 1996            DECEMBER 27, 1997            DECEMBER 26, 1998
                                 -----------------            -----------------            -----------------
Net sales                           $127,168,000                 $120,965,000                 $108,024,000
Royalties and licensing fees             977,000                    1,021,000                      717,000
                                    ------------                 ------------                 ------------
                                    $128,145,000                 $121,986,000                 $108,741,000
                                    ------------                 ------------                 ------------


10. NON-RECURRING CHARGES

Non-recurring charges of $300,000 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs.

Non-recurring charges were $2.4 million for the fiscal year ended December 26, 1998. These charges consisted of severance costs related to the resignation and termination of former executives of the Company, a provision established for the remaining net lease obligation for the former corporate office at 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the recognition of the outstanding amount owed the Company for the sale of the Sea & Ski trademark and the gain on the sale of the Reading, PA outlet store. The components of the non-recurring charges for the fiscal year ended December 26, 1998 are as follows:

Severance expense                                                   $1,399,000
Write-off of leasehold improvements (111 W. 40th Street)               416,000
Write-off of Miami South Beach leasehold improvements                  162,000
Write-off of Dance France Goodwill                                     184,000
Provision for remaining lease obligation for 111 W. 40th Street      1,350,000
Gain on sale of Reading, PA outlet store                              (592,000)
Sea & Ski receivable                                                  (500,000)
                                                                    ----------
                                                                    $2,419,000
                                                                    ==========

11. BANK FINANCING

                                           DECEMBER 27, 1997     DECEMBER 26, 1998
                                           -----------------     -----------------
Current portion of revolving line of credit   $ 8,539,000           $16,029,000
                                             ============           ===========

Long-term debt:
   Term notes                                 $10,000,000           $ 8,674,000
                                             ------------           -----------
Less current maturities of long-term debt         333,000             2,000,000
                                             ------------           -----------
                                              $ 9,667,000           $ 6,674,000
                                             ============           ===========

Maturities of term notes are as follows for the year ended:

        December 1999                $2,000,000
        December 2000                 2,000,000
        December 2001                 2,000,000
        December 2002                 2,674,000
                                    -----------
                                     $8,674,000
                                    ===========

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

On March 27, 1997, the Company entered into a Sixth Amendment to the Loan and Security Agreement with First Union (the "Sixth Amendment") which (i) increased the revolving credit "cap" from $25,000,000 to $28,500,000 for the period from March 26, 1997 to March 31, 1998, (ii) altered certain advance rate formulas under the revolving credit facility during a specific period of time, (iii) amended financial covenants with respect to fiscal 1997, (iv) deferred all fiscal 1997 term loan amortization payments until fiscal 1998, (v) required the Company to pay First Union an "additional equity fee" of $3,000,000 in 2002, unless the Company obtained at least $6,000,000 of net equity proceeds prior to August 31, 1997, (vi) provided for an amendment fee of $250,000, and (vii) provided that the Company retain certain business consultants as advisors and outline certain business strategy plans.

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

On September 22, 1997, the Company consented to the assignment to the Investor of approximately $21.256 million face amount (the "Loan Amount") of the Term Loan. In addition, at ther Term Loan Closing, the Revolving Credit Facility was amended to, among other things, (i) adjust applicable interest rates, (ii) reset the maturity date for such Facility to March 31, 1998 and (iii) eliminate the Additional Equity Fee.

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

On the Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly installments commencing on the first day of the first month following the first anniversary of the Closing Date. A second term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen
(18) consecutive monthly installments commencing on the first day of the forty-third (43) month following the Closing Date. At the Closing Date, and after the satisfaction in full of the Company's obligations to First Union, availability under the Revolving Credit Facility was approximately $15 million. Availability at December 26, 1998 was approximately $9.0 million.

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

Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class of series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the exchange of the Series D Stock for the Subordinated Debt was highly dilutive of existing holders of Common Stock. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ended December 31, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Investor has agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock may be paid, at the option of the Company, in cash or in additional Common Stock, legally available for such purpose. The issuance of such Common Stock to the Investor shall, in accordance with the agreement, constitute full payment of such dividend.


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

13.     RELATED PARTY ACTIVITIES

In connection with the Company's issuance of the Schupak Warrant, Mr. Schupak executed a seven-year promissory note in favor of the Company in the original principal amount of $80,000. The promissory note bears interest at 6.55% per annum, payable annually.

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

In addition, as of December 27, 1997 and December 26, 1998, the Company recorded a minimum pension liability adjustment to equity of $2,275,000 and $3,046,000 respectively.

In October of 1998, the Company amended the Danskin Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1997 credited service from $7.00 to $8.00 and amended the Pennaco Hosiery Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1997 credited service from $0.00 to $8.00.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS (CONTINUED)

The following table sets forth the plans' funded status at December 27, 1997 and December 26, 1998:

                                                                                              DECEMBER 27, 1997
                                                                                              -----------------

                                                                                     DANSKIN                    PENNACO
                                                                             ------------------------   ------------------------
Change in Benefit Obligation
      Benefit Obligation at Beginning of Year                                             $5,511,000                 $7,259,000
      Service Cost                                                                            98,000                     27,000
      Interest Cost                                                                          396,000                    536,000
      Amendments                                                                                   0                          0
      Acturial Loss                                                                          330,000                    537,000
      Benefits Paid                                                                         (530,000)                  (572,000)
                                                                             ------------------------   ------------------------
                                                                                          $5,805,000                 $7,787,000

Change in Plan Assets
      Fair Value of Plan Assets at Beginning of Year                                      $5,068,000                 $5,140,000
      Actual Return on Plan Assets                                                           916,000                  1,071,000
      Employer Contribution                                                                  119,000                    416,000
      Benefits Paid                                                                         (530,000)                  (572,000)
                                                                             ------------------------   ------------------------
      Fair Value of Plan Assets at End of Year                                            $5,573,000                 $6,055,000

      Funded Status                                                                        ($232,000)               ($1,732,000)
      Unrecognized Net Transition Asset                                                     (226,000)                         0
      Unrecognized Prior Service Cost                                                          2,000                          0
      Unrecognized Net Actuarial Loss                                                      1,256,000                  1,245,000
                                                                             ------------------------   ------------------------
      Net amount recognized                                                                 $800,000                  ($487,000)
                                                                             ========================   ========================

      Amounts recognized in the statement of financial position consist of:
          Prepaid benefit cost                                                              $800,000                         $0
          Accrued benefit liability                                                       (1,032,000)                (1,732,000)
          Intangible Asset                                                                     2,000                          0
          Accumulated other comprehensive loss                                             1,030,000                  1,245,000
                                                                             ------------------------   ------------------------
                                                                                            $800,000                  ($487,000)
                                                                             ========================   ========================


Significant Actuarial Assumptions used in the valuation include:

Discount rate                                                                                   7.0%                       7.0%
Expected long-term rate of return on assets                                                     9.5%                       9.5%

Components of Net Periodic Pension Cost
      Service Cost                                                                           $97,000                    $27,000
      Interest Cost                                                                          396,000                    535,000
      Expected Return on Plan Assets                                                        (464,000)                  (488,000)
      Amortization of Net Transition (Asset) Obligation                                      (53,000)                    24,000
      Amortization of Prior Service Cost                                                           0                      7,000
      Recognized Actuarial Loss                                                               64,000                     48,000
                                                                             ------------------------   ------------------------
      Net Periodic Pension Cost                                                               40,000                    153,000
      Curtailment Loss                                                                             0                    178,000
                                                                             ------------------------   ------------------------
      Total Pension Cost                                                                     $40,000                   $331,000
                                                                             =======================    ========================

                                                                                              DECEMBER 26, 1998
                                                                                              -----------------

                                                                                      Danskin                   Pennaco
                                                                             --------------------------   --------------------
Change in Benefit Obligation
      Benefit Obligation at Beginning of Year                                               $5,805,000             $7,787,000
      Service Cost                                                                             103,000                      0
      Interest Cost                                                                            407,000                511,000
      Amendments                                                                                15,000                126,000
      Acturial Loss                                                                            804,000                464,000
      Benefits Paid                                                                           (537,000)              (568,000)
                                                                             --------------------------   --------------------
                                                                                            $6,597,000             $8,320,000

Change in Plan Assets
      Fair Value of Plan Assets at Beginning of Year                                        $5,573,000             $6,055,000
      Actual Return on Plan Assets                                                             726,000                708,000
      Employer Contribution                                                                    169,000                344,000
      Benefits Paid                                                                           (537,000)              (568,000)
                                                                             --------------------------   --------------------
      Fair Value of Plan Assets at End of Year                                              $5,931,000             $6,539,000

      Funded Status                                                                          ($666,000)           ($1,781,000)
      Unrecognized Net Transition Asset                                                       (173,000)                     0
      Unrecognized Prior Service Cost                                                           15,000                124,000
      Unrecognized Net Actuarial Loss                                                        1,727,000              1,492,000
                                                                             --------------------------   --------------------
      Net amount recognized                                                                   $903,000              ($165,000)
                                                                             ==========================   ====================

      Amounts recognized in the statement of financial position consist of:
          Prepaid benefit cost                                                                      $0                     $0
          Accrued benefit liability                                                           (666,000)            (1,781,000)
          Intangible Asset                                                                      15,000                124,000
          Accumulated other comprehensive loss                                               1,554,000              1,492,000
                                                                             --------------------------   --------------------
                                                                                              $903,000              ($165,000)
                                                                             ==========================   ====================


Significant Actuarial Assumptions used in the valuation include:

Discount rate                                                                                    6.75%                  6.75%
Expected long-term rate of return on assets                                                       8.5%                   8.5%

Components of Net Periodic Pension Cost
      Service Cost                                                                            $103,000                     $0
      Interest Cost                                                                            407,000                511,000
      Expected Return on Plan Assets                                                          (460,000)              (509,000)
      Amortization of Net Transition (Asset) Obligation                                        (53,000)                     0
      Amortization of Prior Service Cost                                                         1,000                  2,000
      Recognized Actuarial Loss                                                                 68,000                 17,000
                                                                             --------------------------   --------------------
      Net Periodic Pension Cost                                                                 66,000                 21,000
      Curtailment Loss                                                                               0                      0
                                                                             --------------------------   --------------------
      Total Pension Cost                                                                       $66,000                $21,000
                                                                             =========================    ====================

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RECAPITALIZATION

In connection with the capital infusion, an investor group in the Company contributed $21,256,000 of the Company's then outstanding term loan, and $4,000,000 in cash in exchange for Series C Preferred Stock and $15,000,000 in Subordinated Debt. Shortly thereafter, upon a refinancing of the Company's then existing revolving credit facility, the $15,000,000 in Subordinated Debt and the Series C Preferred Stock were exchanged for $3,000,000 in Subordinated Debt, $12,000,000 (liquidation value) of Series D Preferred Stock and warrants to purchase 10,000,000 shares of Common Stock at $0.30 per share. This effectively created a non-cash reduction in the Company's debt of $10,256,000. Refer to Note 12 for a discussion of the Subordinated Debt and the Series D Preferred Stock and Note 16 for a discussion of the Warrants.

16. WARRANTS

In accordance with the debt restructuring, the Company granted warrants to the investor group to purchase 10,000,000 shares of the Company's common stock at a price of $0.30 per share. This has been accounted for as an addition to paid-in capital at their fair value of $244,000, as determined by an independent valuation firm, and a reduction of the extraordinary gain described in Note 17. In addition, the Company sold warrants to purchase 5,372,315, 795,900 and 1,591,797 of the Company's common shares at $0.30 per share to three members of the Company's Board of Directors for their fair values aggregating to $144,600. These have been accounted for as additions to paid in capital.

17. EXTRAORDINARY GAIN

As discussed herein, the Company restructured its debt during fiscal 1997. This has been accounted for as a troubled debt restructuring. The write-off of old deferred financing costs and legal and other costs that the Company incurred to effect this debt restructuring have been offset against the extraordinary gain.

The extraordinary gain is comprised of the following:

Gain for forgiveness of debt                                 $10,256,000
Valuation of warrants given to investor group                   (244,000)
Write-off of deferred financing to Investor Group             (2,603,000)
Fees incurred in effecting the debt restructuring             (2,164,000)
                                                             -----------
Total                                                        $ 5,245,000
                                                             ===========

18. INCOME TAXES

The provision for income taxes was as follows:

                                 Fiscal Year Ended            Fiscal Year Ended            Fiscal Year Ended
                                 December 28, 1996            December 27, 1997            December 26, 1998
                                 -----------------            -----------------            -----------------
Federal:
    Current Provision               $          -                 $  50,000                       $        -
    Deferred Provision                 2,536,000                         -                                -
                                    ------------                 ---------                       ----------
                                       2,536,000                    50,000                                -
State:
    Current Provision                    241,000                   195,000                          190,000
                                    ------------                 ---------                       ----------
                                    $  2,777,000                 $ 245,000                       $  190,000
                                    ============                 =========                       ==========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  INCOME TAXES (CONTINUED)

The following represented the significant items comprising net deferred taxes as of December 27, 1997 and December 26, 1998:

                                        Fiscal Year Ended          Fiscal Year Ended
                                        December 27, 1997          December 26, 1998
                                        -----------------          -----------------
Future deductible items:
    Accounts receivable allowances        $    339,000                $     408,000
    Inventory allowance                      1,269,000                    1,215,000
    Non-deductible accruals                  2,834,000                    2,946,000
    Pension and retirement accruals            718,000                      243,000
    Net operating loss carryforward          4,514,000                    7,144,000
    Other                                    2,468,000                    2,906,000
                                          ------------                -------------
                                            12,142,000                   14,862,000

Future taxable items:
    Prepaid expenses                          (307,000)                    (301,000)
    Property, plant and equipment             (901,000)                     240,000
                                          ------------                -------------
                                            (1,208,000)                     (61,000)

    Valuation allowance                    (10,934,000)                 (14,801,000)
                                          ------------                -------------
    Net Deferred Tax Asset                $          -                $           -
                                          ------------                -------------

The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:

                                                   Fiscal Year Ended            Fiscal Year Ended            Fiscal Year Ended
                                                   December 28, 1996            December 27, 1997            December 26, 1998
                                                   -----------------            -----------------            -----------------
Statutory Federal income tax rate                            (34%)                         34%                         (34%)
State Income taxes, net of Federal benefit                     7                           30                            3
Change in valuation allowance                                115                           47                            -
Losses not utilized                                           36                            -                           34
Losses utilized                                                -                          (81)                           -
Alternative Minimum Tax                                        -                            7                            -
Other                                                          1                            -                            -
                                                   -----------------            -----------------            -----------------
Effective income tax rate                                    125%                          37%                           3%


The valuation allowance for the period ended December 1996 increased $4,549,000 to $10,625,000. The valuation allowance for the period ended December 1997 increased $309,000 to $10,934,000. The valuation allowance for the period ended December 1998 increased $3,867,000 to $14,801,000. Valuation allowances have been established since management deems it is more likely than not that certain tax benefits will not be realized.

Deferred income taxes result primarily from net operating losses, certain inventory adjustments not currently deductible for income tax purposes, the use of accelerated depreciation methods for income tax purposes, accruals and reserves not currently deductible, and differences in reporting pension expense for financial statement and income tax purposes.

Net operating losses amounting to approximately $14 million at December 27, 1997 expire during the years 2010 to 2011; Annual usage is subject to the limitations discussed below. An additional net operating loss of approximately $4 million was generated for the fiscal year ended December 26, 1998. This NOL generated from 1998 losses, is not subject to any limitations and will expire in the year 2018.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  INCOME TAXES (CONTINUED)

During fiscal 1997, the Company underwent a change of ownership within the meaning of Internal Revenue Code Section 382. As a result of this change in ownership, the future utilization of the Company's net operating loss (NOL) carry forward will be limited. Under these rules, the amount of the Company's NOL carry forward that can be used in each subsequent year is limited to an annual amount. This annual limitation is determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term interest rate of approximately 5.5%.

19. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery Ltd. ("Siebruck") for damages in the amount of $1,450,000 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1.5 million arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3.0 million. A reasonable evaluation of the claim against the Company cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity, or business of the Company.

The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

TAX AUDITS

The Company has been selected for audit by certain state tax authorities, for which resolution cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially effect the consolidated financial position or results of operations of the Company.

OPERATING LEASES

The minimum annual rental commitments under non-cancelable operating leases at December 26, 1998 for office space, manufacturing space, equipment and retail stores were approximately as follows:

           FISCAL YEARS ENDING:                              AMOUNT
           --------------------                              ------
           December 1999                                   $5,213,000
           December 2000                                    4,518,000
           December 2001                                    3,576,000
           December 2002                                    2,503,000
           December 2003                                    1,845,000
           Thereafter                                       5,387,000
                                                            ---------
           Total minimum rental payments                  $23,042,000
                                                          ===========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The majority of operating leases are for three-year to five-year terms, generally with options to renew for similar terms, except for the corporate office, certain full price retail stores, and the Pennaco mill and warehouse space, which are for terms of 9 to 15 years. Certain leases require the payment of contingent rent based upon sales and other factors.

Rent expense was approximately as follows:

                                                   Fiscal Year Ended            Fiscal Year Ended            Fiscal Year Ended
                                                   December 28, 1996            December 27, 1997            December 26, 1998
                                                   -----------------            -----------------            -----------------
Minimum rent                                          $6,637,000                   $6,150,000                   $5,802,000
Contingent rent                                          829,000                      892,000                    1,054,000
                                                   -----------------            -----------------            -----------------
Rent expense                                          $7,466,000                   $7,042,000                   $6,856,000


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for "cause", as defined, or resignation following a "change of control", as defined. The Company has total minimum commitment pursuant to the term of these agreements for fiscal 1999 and future years totaling $887,500, unless employment is terminated in which case total pay will generally continue for 12 to 24 months following such termination.

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

MINIMUM ROYALTY COMMITMENTS

The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin(TM) and Round-the-Clock(TM) names to selected companies. As of December 26, 1998, the Company was committed to certain minimum licensing arrangements as follows:


Fiscal Years Ending:                 ROYALTY EXPENSE       ROYALTY INCOME
--------------------                 ---------------       --------------
     December 1999                        500,000               242,000
     December 2000                      1,075,000               165,000
     December 2001                      1,970,000               120,000
     December 2002                      2,575,000               120,000
                                       ----------              --------
                                       $6,120,000              $647,000

20.  STOCK ISSUANCES

In furtherance of the terms of the Securities Purchase Agreement, on April
28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Approximately 8.4 million rights were subscribed for and approximately1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, the Investor purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized aggregate gross proceeds of approximately $640,000.

In addition, on May 27, 1998, the Company, the Investor, and a bond fund purchased, pro rata in proportion to their respective holdings of Remaining Subordinated Notes, 7,864,336 shares of Common Stock, in exchange for approximately $2.4 million aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company issued 10,000,000 shares of Common Stock at $0.30 per share as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes was satisfied in full.

21.  SEGMENT INFORMATION

The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Ralph Lauren(R), Round-The-Clock(R), Givenchy(R), and under private labels for major retailers.

The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. The Danskin Division was allocated $3.9 million in fiscal 1998, $2.4 million in fiscal 1997 and $2.5 million in fiscal 1996. Pennaco was allocated $3.3 million in fiscal 1998, $2.0 million in fiscal 1997 and $2.1 million in fiscal 1996. Capital expenditures for corporate administration are included with the Danskin division. In addition, the Company does not allocate interest expense to the divisions.

Financial information by segment for the fiscal years ended December 26, 1998, December 27, 1997 and December 26, 1996 is summarized below.

($000 omitted)

                                               Danskin             Pennaco              Total
                                               -------             -------              -----
1998
Net Revenues                                    $73,468             $35,273            $108,741

Operating (Loss)                                 (2,671)             (1,547)             (4,218)

Identifiable assets at year-end                  41,549              16,157              57,706

Depreciation and amortization                     1,108                 485               1,593

Capital expenditures                              3,450               1,223               4,673


1997
Net Revenues                                    $81,158             $40,828            $121,986

Operating (Loss)                                    (13)               (297)               (310)

Identifiable assets at year-end                  38,509              16,493              55,002

Depreciation and amortization                     1,345                 751               2,096

Capital expenditures                                236                   5                 241


1996
Net Revenues                                    $80,608             $47,537            $128,145

Operating  Income (Loss)                          3,172                (663)              2,509

Identifiable assets at year-end                  46,731              20,209              66,940

Depreciation and amortization                     1,460                 752               2,212

Capital expenditures                                641                  97                 738

Reconciliation of depreciation and amortization to consolidated totals is as follows:



                                                                 1996            1997              1998
                                                               --------        --------          -------
Total segment depreciation and amortization                     $2,212           $2,096            $1,593
Amortization of deferred financing costs                           404              380               134
                                                                ------           ------            ------
Consolidated depreciation and amortization                      $2,616           $2,476            $1,727
                                                                ------           ------            ------

22.  SUBSEQUENT EVENTS

The Investor has agreed that, for the period beginning on the date of issuance of the Series D Stock (See Note 12) and ending on December 31, 1999, all dividends accrued on the Series D Stock may be paid, at the option of the Company, in cash or in additional Common Stock, legally available for such purpose. The issuance of such Common Stock to the Investor shall, in accordance with the agreement, constitute full payment of such dividend.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                   (UNAUDITED)                              FISCAL QUARTERS ENDED

                                                              MARCH         JUNE        SEPTEMBER      DECEMBER
                                                            -----------  ------------  -------------  ------------

Fiscal year ended December 26, 1998:

         Net revenues                                       $28,251,000  $26,444,000    $27,959,000   $26,087,000
                                                            ===========  ============  =============  ============
         Gross profit                                       $10,473,000  $10,275,000    $10,813,000    $8,752,000
                                                            ===========  ============  =============  ============
         Net (loss)                                         ($1,757,000)   ($319,000)   ($1,862,000)  ($2,983,000)
                                                            ===========  ============  =============  ============
         Net (loss)  applicable to Common Stock             ($2,062,000)   ($586,000)   ($2,133,000)  ($3,254,000)
                                                            ===========  ============  =============  ============
         Basic and diluted net (loss) per share                  ($0.20)      ($0.04)        ($0.11)       ($0.16)
                                                            ===========  ============  =============  ============
         Weighted average common shares and share
              equivalents outstanding                        10,529,000   13,538,000     19,689,000    20,917,000
                                                            ===========  ============  =============  ===========

Fiscal year ended December 27, 1997:

         Net revenues                                       $30,785,000  $29,469,000    $32,699,000   $29,033,000
                                                            ===========  ============  =============  ============
         Gross profit                                       $10,830,000   $9,308,000    $11,631,000    $8,395,000
                                                            ===========  ============  =============  ============
         Net (loss) income                                    ($844,000) ($1,587,000)    $4,931,000   ($2,088,000)
                                                            ===========  ============  =============  ============
         Net (loss) income applicable to Common Stock         ($969,000) ($1,712,000)    $4,819,000   ($2,151,000)
                                                            ===========  ============  =============  ============
         Basic and diluted net (loss) earnings per share         ($0.15)      ($0.25)         $0.50        ($0.20)
                                                            ===========  ============  =============  ============
         Weighted average common shares and share
              equivalents outstanding                         6,570,000    6,812,000      9,677,000    10,516,000
                                                            ===========  ============  =============  ===========

                                        DANSKIN, INC. AND SUBSIDIARIES
                                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                               SCHEDULE II
                                                                               -----------

               COLUMN A                          COLUMN B        COLUMN C-ADDITIONS        COLUMN D       COLUMN E
               --------                          --------        -------------------       --------       --------


                                               BALANCE AT      CHARGED TO   CHARGED TO                     BALANCE
                                              BEGINNING OF     COSTS AND      OTHER                       AT END OF
DESCRIPTION                                      PERIOD         EXPENSES    ACCOUNTS      DEDUCTIONS (a)    PERIOD
                                                 ------         --------     --------     ------------      ------

Fiscal year Ended December 26, 1998:
Allowance for doubtful accounts receivable      $848,000        $327,000        $--        $154,000       $1,021,000
                                                ========        ========        ===        ========       ==========


Fiscal year Ended December 27, 1997:
Allowance for doubtful accounts receivable      $938,000        $49,000         $--        $139,000        $848,000
                                                ========        =======         ===        ========        ========


Fiscal year Ended December 28, 1996:
Allowance for doubtful accounts receivable     $1,631,000      ($43,000)        $--        $650,000        $938,000
                                               ==========      =========        ===        ========        ========


(a)  Uncollectible accounts receivable written off, net of recoveries