Form 10-Q
period 1999-03-27
DANSKIN INC
filed 1999-05-11
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended March 27, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 of 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _____________ to ____________

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


                     530 Seventh Avenue, New York, NY 10018
                     --------------------------------------
                    (Address of principal executive offices)

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

Yes __x__       No _____

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 1999, excluding 1,083 shares held by a subsidiary: 21,020,795

                         DANSKIN, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED MARCH 28, 1998 and MARCH 27,1999


                                      INDEX

                                                                                    Page No.
                                                                                    --------

PART I -           FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets (Unaudited)
                   As of December 26, 1998 and March 27, 1999

                   Consolidated Condensed Statements of Operations (Unaudited)
                   For the Fiscal Three Month Periods Ended
                   March 28, 1998 and March 27, 1999

                   Consolidated Condensed Statements of Cash Flows (Unaudited)
                   For the Fiscal Three Month Periods Ended
                   March 28, 1998 and March 27, 1999

                   Notes to Consolidated Condensed Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II -          OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS                                                   December 26, 1998      March 27, 1999
                                                                                                                       (unaudited)
                                                                                              -----------------      --------------
Current assets:
            Cash and cash equivalents                                                            $   546,000           $   604,000
            Accounts receivable, less allowance for doubtful accounts of $1,021,000
                  at December 26, 1998 and $1,082,000 at March 27, 1999                           13,518,000            15,056,000

            Inventories (Note 5)                                                                  30,386,000            29,445,000
            Prepaid expenses and other current assets                                              2,256,000             2,053,000
                                                                                                 -----------           -----------
                  Total current assets                                                            46,706,000            47,158,000

            Property, plant and equipment - net of accumulated depreciation and amortization of $8,807,000 at December 26, 1998 and $9,069,000
                  at March 27, 1999                                                                9,773,000            10,812,000
            Other assets                                                                           1,227,000             1,204,000
                                                                                                 -----------           -----------
            Total Assets                                                                         $57,706,000           $59,174,000
                                                                                                 ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
            Revolving line of credit (Note 2)                                                    $16,029,000           $20,708,000
            Current portion of long-term debt (Note 2)                                             2,000,000             2,189,000
            Accounts payable                                                                       8,440,000             8,204,000
            Accrued expenses                                                                      13,692,000            13,063,000
                                                                                                 -----------           -----------
                  Total current liabilities                                                       40,161,000            44,164,000
                                                                                                 -----------           -----------

            Long-term debt, net of current maturities (Note 2)                                     6,674,000             6,912,000
            Accrued dividends                                                                      1,176,000             1,416,000
            Accrued retirement costs                                                               2,301,000             2,301,000
                                                                                                 -----------           -----------
            Total long-term liabilities                                                           10,151,000            10,629,000
                                                                                                 -----------           -----------

            Total Liabilities                                                                     50,312,000            54,793,000
                                                                                                 -----------           -----------

            Commitments and contingencies

            Series D Cumulative Convertible Preferred Stock, 2,400 shares Liquidation
                  Value $12,000,000 (Note 3)                                                      11,294,000            11,324,000

            Stockholders' Deficit
            Common Stock, $.01 par value, 100,000,000 shares authorized, 20,916,693 shares issued at December 26, 1998 and 21,021,878 shares
                  issued at at March 27, 1999, less 1,083 shares held by
                  subsidiary at December 26, 1998 and March 27, 1999                                 209,000               210,000
            Additional paid-in capital                                                            23,483,000            23,579,000
            Accumulated deficit                                                                  (24,546,000)          (27,686,000)
            Accumlated other comprehensive loss (Note 12)                                         (3,046,000)           (3,046,000)
                                                                                                 -----------           -----------
                 Total Stockholders' Deficit                                                      (3,900,000)           (6,943,000)
                                                                                                 ===========           ===========
            Total Liabilities and Stockholders' Deficit                                          $57,706,000           $59,174,000
                                                                                                 ===========           ===========

              These Statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 Fiscal Three Months Ended
                                                            ----------------------------------
                                                            March 28, 1998      March 27, 1999
                                                             (Unaudited)          (Unaudited)
                                                            ------------        --------------
Net revenues                                                 $28,251,000          $24,141,000
Cost of goods sold                                            17,778,000           16,021,000
                                                             -----------          -----------

Gross profit                                                  10,473,000            8,120,000

Selling, general and administrative expenses (Note 9)         10,647,000           10,301,000
Non-recurring charges (Note 10)                                  964,000                   --
Interest expense                                                 574,000              644,000
                                                             -----------          -----------
Total Expenses                                                12,185,000           10,945,000

Loss before income tax provision                              (1,712,000)          (2,825,000)

Provision for income taxes                                        45,000               45,000
                                                             -----------          -----------

Net loss                                                      (1,757,000)          (2,870,000)

Preferred dividends                                              305,000              270,000
                                                             -----------          -----------

Net loss applicable to Common Stock                          ($2,062,000)         ($3,140,000)
                                                             ===========          ===========

Basic/Diluted net loss per share: (Note 11)
-------------------------------------------

Net loss per share                                                ($0.20)              ($0.15)
                                                             ===========          ===========

Weighted average number of common shares                      10,529,000           21,012,000
                                                             ===========          ===========

               These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 FISCAL THREE MONTHS ENDED
                                                            ----------------------------------
                                                            March 28, 1998      March 27, 1999
                                                             (Unaudited)          (Unaudited)
                                                            ------------        --------------
Cash Flows From Operating Activities:
Net Loss                                                     $(1,757,000)        $(2,870,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                  445,000             414,000
  Provision for doubtful accounts receivable                      82,000              55,000
  Loss on sale of property, plant and equipment                   34,000              13,000
  Stock grants issued                                            446,000              94,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                           (2,326,000)         (1,593,000)
    (Increase) decrease in inventories                           (30,000)            941,000

    Decrease in prepaid expenses and other current assets        171,000             203,000
    Increase (decrease) in accounts payable                      475,000            (236,000)
    Increase (decrease) in accrued expenses                    1,339,000            (627,000)
                                                             -----------         -----------
Net cash used in operating activities                         (1,121,000)         (3,606,000)
                                                             -----------         -----------

Cash Flows From Investing Activites:
  Capital expeditures                                           (462,000)         (1,422,000)
                                                             -----------         -----------

Net cash used in investing activities                           (462,000)         (1,422,000)
                                                             -----------         -----------
Cash Flows From Financing Activities:
    Net receipts under revolving line of credit                1,717,000           4,679,000
    Proceeds from new term note                                       --             943,000
    Proceeds from stock options exercised                         13,000                  --
    Payments of long-term debt                                        --            (516,000)
    Expenses associated with issuance of rights                  (42,000)                 --
      to purchase Common Stock
    Interest earned on promissiry notes for
      purchases price of Warrants to purchase
      Common Stock                                                (3,000)                 --
    Financing costs incurred                                          --             (20,000)
                                                             -----------         -----------
Net cash provided by financing activities                      1,685,000           5,086,000
                                                             -----------         -----------

Net increase in Cash and Cash Equivalents                        102,000              58,000

Cash and Cash Equivalents, Beginning of Period                   808,000             546,000
                                                             -----------         -----------

Cash and Cash Equivalents, End of Period                     $   910,000         $   604,000
                                                             ===========         ===========

Supplemental Disclosure of Cash Flow Information:
    Interest Paid                                            $   479,000         $   608,000
    Income taxes paid                                             10,000              48,000

Non-Cash Activities
    Stock grants issued to executives                            446,000              94,000

             These statements should be read in conjunction with the accompanying notes to Consolidated Condensed Financial Statements.

1. In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 27, 1999, as well as its results of operations for the fiscal three month periods ended March 27, 1999 and March 28, 1998 and its cash flows for the fiscal three month periods ended March 27, 1999 and March 28, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 26, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year.

2. Effective October 8, 1997 (the "Refinancing Closing Date"), the Company replaced its former financing arrangements with First Union National Bank ("First Union") with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender"), which matures on October 8, 2002. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit.

        Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The covenant stipulates that the Company must maintain a minimum tangible net worth of $2 million. At March 27, 1999, the Company's tangible net worth was approximately $4.1 million.

        On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive months which commenced on November 1, 1998. A second term loan, in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on May 1, 2001. In February 1999, the Lender advanced a third term loan to the Company in the original principal amount of approximately $940,000, which is, with respect to principal, payable in equal monthly installments of $15,715. The Company used the proceeds of such loan to purchase certain machinery and equipment for use in its operations. The Company paid the Lender a fee in the amount of $9,400 in connection with such term loan.

        Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one percent (1/2%) and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). Availability under the Revolving Credit Facility at March 27, 1999 was approximately $4 million.

3. In accordance with the terms of a certain Securities Purchase Agreement dated September 22, 1997 (the "Securities Purchase Agreement") entered into by the Company and Danskin Investors, LLC. (the "Investor"), the Company has issued $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (2,400 shares) (the "Series D Stock") of the Company and a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrant") to the Investor.

        The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions, or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ending December 25, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Investor has agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock may be paid, at the option of the Company, in cash or in additional Common Stock, legally available for such purpose. The issuance of such Common Stock to the Investor shall, in accordance with the agreement, constitute full payment of such dividend.

4. Bid quotations for the Company's Common Stock may be obtained from the `pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

5. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                         December 26,                 March 27,
                                             1998                       1999
                                                                     (Unaudited)
                                         -----------                 -----------
        Finished goods                   $18,735,000                 $18,324,000
        Raw Materials                      4,725,000                   5,057,000
        Work-in-Process                    6,271,000                   5,420,000
        Packaging Materials                  655,000                     644,000
                                         -----------                 -----------
                                         $30,386,000                 $29,445,000

6. Effective May 18, 1998, the Executive Committee of the Board of Directors of the Company amended the 1992 Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares. The Executive Committee also provided for grants to senior level employees of the Company. In accordance with the terms of the Plan, the option price of such grants is not less than 100% of the fair market value of the Common Stock on the date of grant. Such options vest over a four year period from the date of grant. The Company has granted 200,000 options to senior level employees of the Company in fiscal 1999.

7. On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery, Ltd. ("Siebruck") for damages in the amount of $1.45 million in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1.5 million arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3.0 million. A reasonable evaluation of the claim against the Company cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity or business.

        The Company is a party to a number of other legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

8. The Company has been selected for audit by certain State tax authorities, the resolution of which cannot be determined at this time. Management believes that any possible ultimate liability resulting from these audits will not materially affect the consolidated financial position or results of operations of the Company.

9. Included in Selling, General and Administrative Expenses ("SG&A") for the fiscal three months ended March 28, 1998 were approximately $0.8 million of one time charges relating to the hiring of M. Catherine Volker, Chief Executive Officer of the Company.

10. Non-recurring charges of approximately $1.0 million for the three months ended March 28, 1998 consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

11. For the fiscal three months ended March 1999 and March 1998, basic and diluted net loss per share is computed based on weighted average common and common equivalent shares outstanding of 21,012,000 and 10,529,000, respectively. Common Stock equivalents are excluded from basic and diluted net loss per share calculation for both fiscal periods because the effect would be antidilutive.

        At March 27, 1999, the Company had the following common shares and common share equivalents outstanding:

        Common Shares                                           21,022,000
        Preferred Stock                                         40,000,000
        Warrants/Options                                        23,533,000
                                                                ----------
        Total Shares and Share Equivalents Outstanding          84,555,000

12. Comprehensive loss for all periods presented, representing all changes in stockholders' deficit during the period, other than changes resulting from the Company's stock and dividends, was equal to net losses as presented, as the minimum pension liability adjustment has not changed in the respective periods.

13. Effective December 26, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company is organized based on the products its offers. The Company presently operates under two operating segments: Danskin, which designs, manufactures, markets, and sells activewear, dancewear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which currently designs, manufactures, and markets hosiery under the brand names Round-the-Clock(R) and Givenchy(R) and, in the near term, under the Ralph Lauren(R)brand name. Pennaco also manufactures under private labels for select retailers.

        The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the three months ended March 1999, Danskin was allocated $1.2 million and Pennaco was allocated $0.6 million. For the three months ended March 1998, Danskin was allocated $1.1 million and Pennaco was allocated $0.9 million. The non-recurring charges of $1.0 million for March 1998 were allocated $0.6 million to Danskin and $0.4 million to Pennaco. The Company does not allocate interest expense to the divisions.

        Financial information by segment for the three month periods ended March 27, 1999 and March 28, 1998 is summarized below:


       ($000 omitted)

                                      Danskin       Pennaco       Total
                                      -------       -------       -----
        March 1999
          Net Revenues                $ 16,607      $ 7,534      $ 24,141
          Operating Loss                (1,670)        (511)       (2,181)

        March 1998
          Net Revenues                $ 19,851      $ 8,400      $ 28,251
          Operating Loss                  (177)        (961)       (1,138)

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations


        Cautionary Statements

        Statements contained in the discussion below, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of the authorized personnel that relate to the Company's future performance, including, without limitation, statements containing the words "believes," "anticipates," "expects," "projects," "currently envisions," and words of similar import, shall be deemed "forward-looking" statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as a number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward-looking statements. Such statements are based on current expectations and known and unknown risks, uncertainties and certain assumptions. These factors include, among others, changes in regional, global and economic conditions; risks associated with changes in the competitive marketplace, including the level of consumer confidence and spending and the financial condition of the apparel industry and the retail industry, as well as adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise and the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department and sporting goods store customers, including risks related to customer requirements for vendor margin support, and those related to extending credit to customers; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company and third party customers and suppliers to timely and adequately remediate any Year 2000 issues; and risks associated with changes in social, political, economic and other conditions affecting foreign sourcing. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors, or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

        The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

        Results of Operations

        Comparison of the fiscal three month period ended March 27, 1999 with the fiscal three month period ended March 28, 1998.

        Net Revenues:

        Net revenues amounted to $24.1 million for the three months ended March 1999, a decrease of $4.2 million, or 14.8% , from the three months ended March 1998.

        Danskin activewear net revenues, which include the Company's retail operations, amounted to $16.6 million for the three months ended March 1999, a decrease of $3.3 million, or 16.6%, from $19.9 million in the prior year three month period. This decrease in net wholesale revenues was principally attributable to a decline in retail revenues, a decline in revenues from the sporting goods and specialty stores class of trade and the discontinuance of the Dance France business in the fourth quarter of fiscal 1998, which accounted for approximately $0.5 million of revenues in the prior year fiscal period. The Company believes that the decline in the sporting goods class of trade was the result of conditions in the segment generally, as well as the limited sell in of certain of the Company's offerings to the segment. The Company believes that its new initiatives in the sporting goods channel will result in improved results in the second half of the year and in the year 2000. Marketing of activewear wholesale products continues to address the trend toward casual wear and to emphasize fashion and dancewear product offerings to complement the Company's basic replenishment products. In addition, the Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic re-order/fulfillment programs (Electronic Data Interchange "EDI") in an effort to drive its replenishment business. Sales in the Company's retail stores were $3.9 million for the three-month period ended March 1999, compared to $4.5 million for the same prior year period. Comparable retail store sales declined 11.4% for the three months ended March 1999. In its retail stores, the Company continues its efforts to improve store product offerings, to renegotiate existing leases to achieve optimum store size and to streamline store operations to reduce store operating costs. The decline in retail store sales is attributable to, among other factors, the negative effects of the Company's retail inventory reduction plan, which included taking no new merchandise into the retail stores for a two month period, and the disruptive impact of the implementation of a new inventory management system, combined with a depressed retail environment in the Southern Florida/Orlando market which has had a disproportion effect on the Company's retail operations.

        Pennaco legwear revenues amounted to $7.5 million for the three months ended March 1999, a decline of $0.9 million, or 10.7%, from the three month period ended March 1998. The decline in legwear revenues over the prior year fiscal period continues to reflect a confirmed weak sheer hosiery market in the department store class of trade, a softness in the Givenchy(R) sheer hosiery business, a decline in the Company's private label business in the quarter, and the expiration of the Anne Klein(R) legwear license at December 31, 1998, which contributed approximately $730,000 in net revenue in the 1998 fiscal quarter. These declines were partially offset by an increase in sales of the Company's Round-the-Clock(R) product, attributable to the introduction of the Round-the-Clock(R) Take Two value pack, a program designed by the Company to address the effects of the overall decline in the sheer category on the Round-the-Clock(R) brand. Take Two value packs package two pairs of hosiery in a single package at a suggested retail lower than two pairs purchased individually.


        Gross Profit:

        Gross profit decreased by $2.4 million, or 22.5%, to $8.1 million for the three months ended March 1999 from $10.5 million for the three months ended March 1998. Gross profit, as a percentage of net revenues, decreased to 33.6% in the three month period ended March 1999 from 37.1% in the same prior year period.

        Activewear gross profit decreased to 37.4% for the three months ended March 1999 from 39.2% for the three months ended March 1998. The three month decrease was primarily a result of a lower sales mix of higher margin Brand Danskin basic product, as well as markdowns taken in the Company's retail stores to stimulate sales and reduce inventory.

        Legwear gross profit decreased to 25.4% for the three months ending March 1999 from 32.1% in the prior fiscal year period. The lower gross profit level was driven principally by the higher sales mix of lower margin Round-the-Clock(R) Take Two value pack product and legwear continuity programs, coupled with the decline in sales of the higher margin Givenchy(R) product.

        Selling, General and Administrative Expenses:

        Selling, general and administrative expenses, which include retail store operating costs, decreased $0.3 million, or 3.2%, to $10.3 million, or 42.7% of net revenues, in the three months ended March 1999 from $10.6 million, or 37.7% of net revenues, for the three month period ending March 1998. However, adjusting for certain one-time charges of $0.8 million relating to changes in senior management in the prior year fiscal quarter, selling, general and administrative expenses for the three month period ended March 1999 increased $0.5 million over the prior year fiscal period. Such increase is primarily attributable to increased print advertising expense to promote Brand Danskin(R).

        Operating Income/Loss:

        As a result of the foregoing, the loss from operations (i.e., income/loss before interest expense and income taxes) amounted to $2.2 million for the three months ended March 1999, a decline of $1.1 million from a loss of $1.1 million for the prior fiscal year period. In addition, excluding non-recurring charges, loss from operations for March 1998 was $0.2 million

        Interest Expense:

        Interest expense amounted to $0.6 million for the three months ended March 1999 and $0.6 million for the three months ended March 1998. The Company's effective interest rate was 9.1% and 9.9% for the three months ended March 1999 and 1998, respectively.

        Non-recurring Charges:

        Non-recurring charges were $1.0 million for the three months ended March 1998. These charges consisted of certain executive employee severance costs primarily relating to the replacement of the Chief Executive Officer of the Company in March 1998.

        Income Tax Provision (Benefit):

        The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three months ended March 1999 and March 1998. The Company's net deferred tax balance was $0 at both March 1999 and March 1998.

        Net Loss:

        As a result of the foregoing, the net loss was $2.9 million for the three months ended March 1999, compared to a net loss of $1.8 million for the prior year fiscal period.

        Year 2000 Readiness Disclosure

        The Company commenced a comprehensive program to replace its core management information systems in fiscal 1997. The program involves comprehensive changes to the Company's present hardware and software. In addition to providing certain competitive benefits, completion of the project will result in the Company's information systems being year 2000 compliant. The planning stage of this project has been completed, as well as the systems development phase. Simulated implementation of certain of the key systems is currently in progress. At this time, management does not expect that the replacement of such systems will be fully implemented prior to year 2000. Therefore, the Company has assessed and remediated such systems for year 2000 compliance and is conducting comprehensive testing to ascertain whether such remediation was successful. It expects to complete such testing within the next ninety days. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, either through replacement or remediation, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the replacement project on a timely basis, or to successfully remediate legacy systems, could have a material adverse impact on the Company's operations.

        The Company is also evaluating and remediating its non-information systems for year 2000 compliance. It is seeking to obtain year 2000 compliance certification letters from key non-information systems vendors, and anticipates commencing test simulations in the near term. The Company presently anticipates that such testing will be completed within the next ninety days. Although there can be no assurance, the Company does not presently anticipate that year 2000 issues will pose significant operational problems.

        The Company does not presently anticipate that the cost to modify its information and non-information technology infrastructure to be Year 2000 compliant will be material to either its financial condition and its results of operations during fiscal 1999. The Company's information technologies staff is currently evaluating and remediating the year 2000 issues within existing systems. Therefore, the cost to evaluate and remediate such systems is principally the related payroll costs for its information systems group. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on year 2000 projects.

        The Company presently has incomplete information concerning the year 2000 compliance status of its suppliers and customers. It is in the process of contacting its key customers and suppliers to determine if any such supplier or customer has any year 2000 issues which, the Company believes, would have a material adverse effect on the Company. There can be no assurance, however, that the systems of other companies on which the Company relies will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company's operations.

        The Company is in the process of developing a contingency plan, which it presently anticipates will include, among other steps, identifying alternative suppliers in the event any of its key suppliers can not offer year 2000 compliance assurance in a timely fashion, and securing alternative manufacturing sources in the event the Company can not remediate any year 2000 issues it discovers in the course of its systems assessments which can reasonably be expected to materially impact its manufacturing ability. The Company anticipates that its contingency planning will be completed within the next ninety days. The Company's contingency plans will evolve, as additional information becomes available.

        The Company does not believe that it can identify its most reasonable likely worst case year 2000 scenario at this time. However, a reasonable worst case scenario would be a failure of a key customer or supplier to successfully address its year 2000 issues for a prolonged period, combined with a failure by the Company to timely remediate any year 2000 issues relating to any of its material operating or manufacturing systems. Such events, together or independently, would likely have a material adverse effect on the Company's results of operations, although the extent of such effect cannot be reasonably estimated at this time.

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

        Net cash flow used in operations increased by $2.5 million to $3.6 million for the three months ended March 1999, from a use of cash in operations of $1.1 million in the three months ended March 1998, principally attributable to increases in accounts receivable and decreases in accounts payable and accrued expenses, offset by decreases in inventories and prepaid expenses.

        Working capital was $3.0 million at March 27, 1999 compared to $6.5 million at December 26, 1998. The change in working capital was primarily attributable to an increase of $4.7 million in the revolving line of credit to fund operations, payment of term loans and investments in capital expenditures. At fiscal month ended April 1999, the Company had approximately $31.3 million in outstanding advances under the Loan and Security Agreement with CBCC; availability under such credit facility based upon the Company's accounts receivable and inventory positions, equaled approximately $2.3 million at fiscal month ended April 1999. The maximum amount available for advances to the Company under the Loan and Security Agreement is $45 million. See Note 2 to the Consolidated Condensed Financial Statements. At March 27, 1999, the Company's tangible net worth (as defined in the Term Loan and Security Agreement) was approximately $4.1 million.

        The Company has reached an agreement with CBCC to increase the Company's availability under the Revolving Credit Facility by an amount not to exceed $3 million, in support of which certain shareholders and affiliates of the Company have agreed to provide stand-by guarantees as set forth below. In addition, CBCC has agreed to further amend the Loan and Security Agreement (i) to provide that (a) the Company's tangible net worth shall be no less than $0 through July 31, 1999, at which time the tangible net worth covenant will be reinstated, and (b) at July 31, 1999, the Company shall have availability under the Revolving Credit Facility of not less than $3 million, and (ii) to create an additional Event of Default relating to a default under any of the Guarantees (as defined below). The Company has agreed to pay CBCC $25,000 in connection with the amendments to the Loan and Security Agreement.

        Certain shareholders and affiliates of the Company have agreed to issue limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $3 million (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor will guarantee the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees may be withdrawn at such time as the Company has availability under the Loan and Security Agreement in excess of $6 million, without giving effect to the additional availability.

        In consideration for the issuance of the Guarantees, the Company has agreed (i) to issue warrants to each guarantor, and (ii) to pay to each guarantor interest on the amount of each Guarantee at a rate not to exceed the difference between (a) the prime rate minus 3% and (b) 10% per annum. Each warrant represents the right to purchase one share of Common Stock. The number of warrants issued to each guarantor is based upon a formula which takes into account the number of days that the Guarantee is in place. The exercise price of all warrants issued in consideration for a Guarantee shall be equal to $.01; provided, however, that such exercise price will be adjusted to the price prospective investors pay for equity in the Company's planned placement of additional equity as described below.

        The Company intends to raise additional equity capital in the next several months. The additional equity capital will be used to provide the Company with sufficient liquidity to meet its working capital needs, to fund the Company's capital expenditures, to complete the Company's management information systems upgrades currently being implemented, and to fund the development of the Company's planned e-commerce business, consisting of a web site for branding, elements of community building, sales of certain of the Company's merchandise, and a secure site for various of its wholesale customers including the specialty store channel of trade. No assurances can be given, however, regarding the Company's ability to raise sufficient equity to satisfy these needs, or that, if such additional equity is raised, that the Company's working capital needs or its business or growth objectives will be met.

        Strategic Outlook

        The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by emphasizing the Company's core product offerings for Danskin(R), Danskin Plus(R) and its children's line, while continuing to develop new and innovative activewear and legwear products that reflect today's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

        The Company continues to pursue its "Primary Resource Strategy," moving Brand Danskin(R) beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin(R) to the consumer beyond `activewear' to one of `active lifestyle.' The Company continues to expand the visibility of Brand Danskin(R) beyond its traditional channels of distribution to alternative channels such as the internet (select retailer sites), direct mail (through retail partners), and home shopping television channels.

        The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary licensed and private label brands. These products include sheer and supersheer products, value-oriented multipacks, plus size offerings, socks, trouser socks and tights. The Company's business strategy with respect to the Pennaco division is to exploit its significant manufacturing expertise and the diversity of its product offerings to achieve strategic alliances with its key retail partners with respect to both its branded and private label products to enable it to maintain its industry position in a contracting sheer hosiery market.

        The Company recognizes that an integral aspect of its business strategy is to achieve greater distribution of its products. Recognizing that the Company's own retail stores allow the Company to showcase its products, provide an additional channel of distribution and act as a laboratory for product innovation and introduction, the Company continues to explore opportunities for selective national expansion of its full price retail strategy. The Company is also in the process of exploring its alternatives for the marketing and distribution of its activewear and legwear products over the internet. The Company anticipates that its e-commerce business will consist of a web site for branding, elements of community building, sales of certain of the Company's merchandise, and a secure site for various of its wholesale customers including the specialty store channel of trade. The Company believes that the internet will provide it with an alternative and expanded channel of distribution that would allow it to offer the full complement of its product lines to a significantly broader audience than is presently available to it in any existing channel of distribution.

        In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities of Brand Danskin(R) as well as seeking to increase its presence in various international markets.

        There can be no assurance that the Company will be able to implement these strategies, or that if implemented, that such strategies will be successful. In addition, there can be no assurance that the Company would not be adversely affected by adverse changes in general economic conditions, the financial condition of the apparel industry or retail industry, or adverse changes in retailer or consumer acceptance of the Company's products as a result of fashion trends or otherwise. Moreover, the retail environment remains intensely competitive and highly promotional and there can be no assurance that the Company would not be adversely affected by pricing changes of the Company's competitors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.


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


                                                   DANSKIN, INC.

May 11, 1999

                                                   By: /s/ M. Catherine Volker
                                                       -------------------------
                                                   M. Catherine Volker
                                                   Chief Executive Officer

May 11, 1999

                                                   By: /s/ Jeffrey Sentz
                                                       -------------------------
                                                   Jeffrey Sentz
                                                   Controller
                                                   (Principal Financial Officer)