Form 10-Q
period 1999-06-26
DANSKIN INC
filed 1999-08-16
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 of 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-20382

                                  Danskin, Inc.
                                  -------------
              Exact name of registrant as specified in its charter)

          Delaware                                              62-1284179
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S.Employer
Incorporation Or organization                                Identification No.)

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

Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of June 30, 1999, excluding 1,083 shares held by a subsidiary: 21.020,795

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10-Q FOR THE FISCAL THREE AND SIX MONTH PERIODS
                      ENDED JUNE 27, 1998 and JUNE 26,1999

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I -          FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets (Unaudited)
                  As of December 26, 1998 and June 26, 1999 .............  3

                  Consolidated Condensed Statements of Operations
                  (Unaudited) For the Fiscal Three and Six Month
                  Periods Ended June 27, 1998 and June 26, 1999 .........  4

                  Consolidated Condensed Statements of Cash Flows
                  (Unaudited) For the Fiscal Six Month Periods Ended
                  June 27, 1998 and June 26, 1999 .......................  5

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements ..................................  6-11

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  12-21

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk ...........................................  21

PART II -         OTHER INFORMATION

      Item 1.     Legal Proceedings .....................................  22

      Item 5.     Other .................................................  22

      Item 6.     Exhibits and Reports on Form 8-K ......................  22

SIGNATURES ..............................................................  23

PART I - FINANCIAL INFORMATION

Item 1. Finmancial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                               ASSETS                                           December 26, 1998   June 26, 1999
                                                                                                      (unaudited)
                                                                                -----------------   -------------
Current assets
          Cash and cash equivalents                                                $    546,000      $    789,000
          Accounts receivable, less allowance for doubtful accounts
            of $1,021,000 at December 26, 1998 and $1,060,000 at June 26, 1999       13,518,000        14,905,000

          Inventories (Note 6)                                                       30,386,000        28,773,000
          Prepaid expenses and other current assets                                   2,256,000         2,102,000
                                                                                   ------------      ------------
            Total current assets                                                     46,706,000        46,569,000

          Property, plant and equipment - net of accumulated depreciation and amortization of $8,807,000 at December 26, 1998 and $9,425,000 at
            June 26, 1999                                                             9,773,000        10,986,000
          Other assets                                                                1,227,000         1,174,000
                                                                                   ------------      ------------
          Total assets                                                             $ 57,706,000      $ 58,729,000
                                                                                   ============      ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
          Revolving line of credit (Note 2)                                        $ 16,029,000      $ 25,780,000
          Current portion of long-term debt (Note 2)                                  2,000,000         2,189,000
          Accounts payable                                                            8,440,000         7,916,000
          Accrued expenses                                                           13,692,000        11,056,000
                                                                                   ------------      ------------
            Total current liabilities                                                40,161,000        46,941,000
                                                                                   ------------      ------------

          Long-term debt, net of current maturities (Note 2)                          6,674,000         6,365,000
          Accrued dividends                                                           1,176,000         1,656,000
          Accrued retirement costs                                                    2,301,000         2,301,000
                                                                                   ------------      ------------
          Total long-term liabilities                                                10,151,000        10,322,000
                                                                                   ------------      ------------

          Total Liabilities                                                          50,312,000        57,263,000
                                                                                   ------------      ------------

          Commitments and contingencies

          Series D Cumulative Convertible Preferred Stock, 2,400
            shares Liquidation Value $12,000,000 (Note 4)                            11,294,000        11,355,000

          Stockholders' Deficit
          Common Stock, $.01 par value, 100,000,000 shares authorized,
              20,916,693 shares issued at December 26, 1998 and 21,021,878 shares issued at June 26, 1999, less 1,083 shares held by
              subsidiary at December 26, 1998 and June 26, 1999                         209,000           210,000
          Additional paid-in capital                                                 23,483,000        23,579,000
          Accumulated deficit                                                       (24,546,000)      (30,632,000)
          Accumulated other comprehensive loss                                       (3,046,000)       (3,046,000)
                                                                                   ============      ============
            Total Stockholders' Deficit                                              (3,900,000)       (9,889,000)
                                                                                   ============      ============
          Total Liabilities and Stockholders' Deficit                              $ 57,706,000      $ 58,729,000
                                                                                   ============      ============

             These Statements should be read in conjunction with the Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                 Fiscal Three Months Ended        Fiscal Six Months Ended
                                                 -------------------------        -----------------------
                                               June 27, 1998   June 26, 1999   June 27, 1998  June 26, 1999
                                                (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                               ------------    ------------    ------------    ------------
Net revenues                                   $ 26,444,000    $ 23,526,000    $ 54,695,000    $ 47,667,000
Cost of goods sold                               16,169,000      17,009,000      33,947,000      33,030,000
                                               ------------    ------------    ------------    ------------

Gross profit                                     10,275,000       6,517,000      20,748,000      14,637,000

Selling, general and administrative expenses      9,941,000       8,402,000      20,588,000      18,703,000
Non-recurring charges (Note 8)                           --              --         964,000              --
Interest expense                                    607,000         745,000       1,181,000       1,389,000
                                               ------------    ------------    ------------    ------------
Total Expenses                                   10,548,000       9,147,000      22,733,000      20,092,000

Loss before income tax provision                   (273,000)     (2,630,000)     (1,985,000)     (5,455,000)

Provision for income taxes                           46,000          45,000          91,000          90,000
                                               ------------    ------------    ------------    ------------

Net loss                                           (319,000)     (2,675,000)     (2,076,000)     (5,545,000)

Preferred dividends                                 267,000         271,000         572,000         541,000
                                               ------------    ------------    ------------    ------------

Net loss applicable to Common Stock               ($586,000)    ($2,946,000)    ($2,648,000)    ($6,086,000)
                                               ============    ============    ============    ============

Basic/Diluted net loss per share: (Note 9)

Net loss per share                                   ($0.04)         ($0.14)         ($0.22)         ($0.29)
                                               ============    ============    ============    ============

Weighted average number of common shares         13,538,000      21,022,000      12,033,000      21,017,000
                                               ============    ============    ============    ============


             These statements should be read in conjunction with the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               FISCAL SIX MONTHS ENDED
                                                                            -----------------------------
                                                                           June 27, 1998     June 26, 1999
                                                                            (unaudited)       (unaudited)
                                                                            -----------       -----------
Cash Flows From Operating Activities:
Net Loss                                                                    $(2,076,000)      $(5,545,000)
Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization                                                867,000           830,000
   Provision for doubtful accounts receivable                                   162,000           110,000
   Loss on sale of property, plant and equipment                                 80,000            13,000
   Stock grants issued                                                          446,000            94,000
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                      (1,183,000)       (1,497,000)
      (Increase) decrease in inventories                                     (4,484,000)        1,613,000
      (Increase) decrease in prepaid expenses and other current assets         (336,000)          179,000
      Increase (decrease) in accounts payable                                 2,008,000          (524,000)
      Increase (decrease) in accrued expenses                                 1,276,000        (2,636,000)
                                                                            -----------       -----------
Net cash used in operating activities                                        (3,240,000)       (7,363,000)
                                                                            -----------       -----------

Cash Flows From Investing Activites:
   Capital expeditures                                                       (1,168,000)       (1,966,000)
                                                                            -----------       -----------

Net cash used in investing activities                                        (1,168,000)       (1,966,000)
                                                                            -----------       -----------
Cash Flows From Financing Activities:
   Net receipts under revolving line of credit                                4,645,000         9,751,000
   Proceeds from new term note                                                       --           943,000
   Proceeds from stock options exercised                                         26,000                --
   Payments of long-term debt                                                        --        (1,063,000)
   Expenses associated with issuance of rights                                 (121,000)               --
       to purchase Common Stock
   Proceeds from warrant notes                                                   15,000
   Financing costs incurred                                                     (45,000)          (59,000)
                                                                            -----------       -----------
Net cash provided by financing activities                                     4,520,000         9,572,000
                                                                            -----------       -----------

Net increase in Cash and Cash Equivalents                                       112,000           243,000

Cash and Cash Equivalents, Beginning of Period                                  808,000           546,000
                                                                            -----------       -----------

Cash and Cash Equivalents, End of Period                                    $   920,000       $   789,000
                                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                            $ 1,009,000       $ 1,331,000
   Income Taxes paid                                                             27,000            85,000

Non-Cash Activities
   Stock grants issued to executives                                            446,000            94,000


             These statements should be read in conjunction with the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

1. In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's fiscal year financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 26, 1999, as well as its results of operations and its cash flows for the fiscal three and six month periods ended June 26, 1999 and June 27, 1998, respectively. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year.

2. Effective October 8, 1997 (the "Refinancing Closing Date"), the Company entered into a loan and security agreement (as subsequently amended, the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45 million less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

      The Loan and Security Agreement contains certain affirmative and negative covenants including maintenance of tangible net worth and undrawn availability, and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than (a) $0.00 as of the end of each of the months of June, July, August, September, October and November of 1999, and (b) $2 million as of the end of December 1999 and each month thereafter. At June 26, 1999, the Company's tangible net worth was approximately $1.3 million. The undrawn availability covenant provides that the Company must have undrawn availability of at least $3 million as of the end of December 1999 and each month thereafter. Undrawn availability at June 26, 1999 was approximately $2.3 million. The Company expects to be in compliance with the

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

      foregoing covenants as a result of cash flow from operations and additional financing which the Company anticipates closing prior to December 31, 1999.

      On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly which commenced on November 1, 1998. A second term loan, in the original principal amount of $5 million was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on May 1, 2001. In February 1999, the Lender advanced a third term loan to the Company in the original principal amount of approximately $0.94 million which is, with respect to principal, payable in equal monthly installments of $15,715. The Company used the proceeds of such third term loan to purchase certain machinery and equipment for use in its operations.

      Pursuant to certain amendments to the Loan and Security Agreement executed in fiscal 1999, CBCC increased the Company's availability under the Revolving Credit Agreement by an amount not to exceed $5.76 million (the "Additional Collateral Amount"), in support of which certain shareholders and affiliates of the Company, and various third parties, have provided stand-by guarantees, as set forth below, and has provided the Company with $1.25 million (the "Overadvance Amount") of additional borrowing capacity.

3. In connection with the availability of the Additional Collateral Amount, certain shareholders and affiliates of the Company, and various third parties, issued limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $5.23 million (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor guarantees the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees may be withdrawn at such time as the Company has availability under the Loan and Security Agreement in excess of $6 million, without giving effect to the Additional Collateral Amount.

      In consideration for the issuance of the Guarantees, the Company has agreed (i) to issue warrants to each guarantor, and (ii) to pay to each guarantor interest on the amount of each Guarantee at a rate not to exceed the difference between (a) the Prime Rate minus 3% and (b) 10% per annum. Each warrant represents the right to purchase one share of Common Stock. The number of warrants issued to each guarantor is based upon a formula which takes into account the number of days that

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

      the Guarantee is in place. The exercise price of all warrants issued in consideration for a Guarantee shall be equal to $.01; provided, however, that such exercise price will be adjusted to the price prospective investors pay for equity in the Company's planned placement of additional equity as discussed below. See `Liquidity and Capital Resources'

4. In accordance with the terms of a certain Securities Purchase Agreement dated September 22, 1997 (the "Securities Purchase Agreement") entered into by the Company and Danskin Investors, LLC. (the "Investor") the Company has issued $12 million stated value of Series D Redeemable Cumulative Convertible Preferred Stock (2,400 shares) (the "Series D Stock") of the Company and a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrant") to the Investor.

      The 2,400 shares of Series D Stock are convertible into Common Stock, at the option of the holder and, in certain circumstances, mandatorily, at an initial conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted, subject to adjustment in certain circumstances. The terms of the Series D Stock also provide that, upon the seventh anniversary of the date of its issuance, the Series D Stock shall be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions, or similar recapitalizations affecting the shares of Series D Stock), plus (y) all accrued and unpaid dividends on such shares of Series D Stock to the date of such redemption. Holders of the Series D Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series D Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series D Stock held by such holder, rounded up to the next one-tenth of a share. Holders of the Series D Stock are also entitled to designate a majority of the directors to the Board of Directors of the Company. The Series D Stock has an 8% annual dividend rate, payment of which is deferred through December 31, 1999, and a seven year maturity. If, for any fiscal year beginning with the fiscal year ending December 25, 1999, the Company meets certain agreed upon financial targets, all accrued dividends for such fiscal year will be forgiven and the Series D Stock will automatically convert into 40 million shares of Common Stock. The Investor has agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock may be paid, at the option of the Company, in cash or in additional Common Stock. The issuance of such Common Stock to the Investor shall, in accordance with the agreement, constitute full payment of such dividend.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

5. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

6. Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                         December 26, 1998        June 26, 1999
                                                                     (Unaudited)
                                         -----------------        -------------
Finished Goods                           $      18,735,000        $  17,174,000
Raw Materials                                    4,725,000            5,520,000
Work-in-Process                                  6,271,000            5,453,000
Packaging Materials                                655,000              626,000
                                         -----------------        -------------
                                         $      30,386,000        $  28,773,000

7. The Company severed its relationship with Cathy Volker, the Company's former Chief Executive Officer, in June 1999. The Company's and Ms. Volker's respective rights and obligations under Ms. Volker's Employment Agreement, dated as of February 2, 1998, if any, are the subject of a pending arbitration.

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

8. Non-recurring charges of approximately $1.0 million for the six months ended June 27, 1998 consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer of the Company.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

9. For the six months ended June 1999 and June 1998, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 21,017,000 and 12,033,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both fiscal periods because the effect would be antidilutive.

      At June 26, 1999, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                             21,022,000
      Preferred Stock                                           40,000,000
      Warrants/Options                                          24,044,000
                                                                ----------
      Total Shares and Share Equivalents Outstanding            85,066,000

10. Effective December 26, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company is organized based on the products its offers. The Company presently operates under two operating segments: Danskin, which designs, manufactures, markets, and sells activewear, dancewear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which currently designs, manufactures, and markets hosiery under the brand names Round-the-Clock
      (R) and Givenchy (R) . Pennaco also manufactures under private labels for select retailers.

      The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the six months ended June 1999, Danskin was allocated $1.9 million and Pennaco was allocated $1.0 million. For the six months ended June 1998, Danskin was allocated $1.9 million and Pennaco was allocated $1.6 million. The non-recurring charges of $1.0 million for June 1998 were allocated $0.6 million to Danskin and $0.4 million to Pennaco. The Company does not allocate interest expense to the divisions.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

Financial information by segment for the six month periods ended June 26, 1999 and June 27, 1998 is summarized below:

   ($000 omitted)

                               Danskin        Pennaco          Total
                               -------        -------          -----
   June 1999
    Net Revenues               $ 32,472       $ 15,195       $ 47,667
    Operating Loss               (3,007)        (1,059)        (4,066)

   June 1998
    Net Revenues               $ 37,285       $ 17,410       $ 54,695
    Operating Loss                   (2)          (802)          (804)

Danskin, Inc. and Subsidiaries

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

      The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements, related notes and other information included elsewhere, in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the

Danskin, Inc. and Subsidiaries

      Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

      Results of Operations

      Comparison of the fiscal three and six month periods ended June 26, 1999 with the fiscal three and six month periods ended June 27, 1998.

      Net Revenues:

      Net revenues amounted to $23.5 million for the three months ended June 1999, a decrease of $2.9 million, or 11.0% from the prior year three months ended June 1998. Net revenues for the six months ended June 1999 amounted to $47.7, a decrease of $7.0 million, or 12.8%, from the prior year six months ended June 1998.

      Danskin activewear net revenues, which include the Company's retail operations, amounted to $15.9 million for the three months ended June 1999, a decrease of $1.5 million, or 8.6%, from $17.4 million in the prior year three months ended June 1998. Activewear revenues amounted to $32.5 million for the six months ended June 1999, a decrease of $4.8 million, or 12.9%, from $37.3 million in the prior year six month period. Revenues for the three and six month periods were adversely impacted by a decline in retail revenues and the discontinuance of the Dance France business in the fourth quarter of fiscal 1998, which accounted for approximately $0.4 million of revenues in the prior year fiscal quarter, as well as a decline in the rate of fulfillment of customer orders.

      The Company's marketing of activewear wholesale products continues to address the trend toward casual wear and emphasizes fashion and dancewear product offerings complementing the Company's basic replenishment products. The Company believes that its recent fashion offerings and casual wear offerings have been well received by its customers. In addition, the Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic re-order/fulfillment programs (Electronic Data Interchange "EDI") in an effort to drive its replenishment business.

      In fiscal 1998, the Company restructured its activewear sales force to address the multiple channels of trade in which Brand Danskin product is sold. Specifically, each of the department store, sporting goods store and specialty store class of trade has a dedicated activewear sales force. As a further step, and to drive the volume in the specialty store class of trade, the Company recently converted to an independent commissioned sales representative strategy for such channel, and has contracted with independent, fully commissioned sales representatives and agents.

Danskin, Inc. and Subsidiaries

      The Company believes that this strategy will allow it to more effectively service and grow its specialty store account base resulting in increased revenues.

      Sales in the Company's retail stores were $3.7 million for the three-month period ended June 1999, compared to $4.6 million for the same prior year period, and were $7.6 million for the six-month period ended June 1999, compared to $9.1 million for the same prior year period. Comparable retail store sales declined 20.1% for the three months ended June 1999 and 15.9% for the six months ended June 1999. The decline in retail store sales is attributable to, among other factors, the continuing negative effects of the Company's retail inventory reduction plan and the disruptive impact of the implementation of a new inventory management system. The Company also continues to see the effects of the depressed retail environment in the Southern Florida/Orlando market. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, and to streamline store operations to reduce store operating costs. In addition, the Company is taking the steps necessary to evaluate certain unprofitable or underperforming locations.

      Pennaco legwear revenues amounted to $7.7 million for the three months ended June 1999, a decline of $1.3 million, or 14.4%, from the prior year three month period. Revenues amounted to $15.2 million for the six months ended June 1999, a decline of $2.2 million, or 12.6%, from the six month period ended June 1998. The decline in legwear revenues over the prior year fiscal periods continues to reflect a confirmed weak sheer hosiery market in the department store class of trade, a continued softness in the Givenchy(R) sheer hosiery business, a decline in the Company's private label business in the quarter, and the expiration of the Anne Klein(R) legwear license at December 31, 1998, which contributed approximately $0.3 million in net revenue in the 1998 fiscal quarter. These declines were partially offset by an increase in sales of the Company's Round-the-Clock(R) Take Two value pack, a program designed by the Company to address the effects of the overall decline in the sheer category on the Round-the-Clock(R) brand. The Company expects to continue to see increased revenues from this program as it expands distribution within the channel. Take Two value packs package two pairs of hosiery in a single package at a suggested retail lower than two pairs purchased individually.

Danskin, Inc. and Subsidiaries

      Gross Profit:

      Gross profit decreased by $3.8 million, or 36.6%, to $6.5 million for the three months ended June 1999. Gross profit decreased by $6.2 million, or 29.8%, to $14.6 million for the six months ended June 1999 from $20.8 million for the six months ended June 1998. Gross profit, as a percentage of net revenues, decreased to 30.7% in the six month period ended June 1999 from 37.9% in the same prior year period.

      Activewear gross profit, as a percentage of net revenue, decreased to 30.0 % for the three months ended June 1999 from 41.5% for the three months ended June 1998, and to 33.8% for the six months ended June 1999 from 40.3% for the six months ended June 1998. The three and six month decreases were primarily a result of a lower sales mix of higher margin Brand Danskin basic product, increased sales of closeout merchandise, unfavorable manufacturing variances due to lower volumes, as well as markdowns taken in the Company's retail stores to stimulate sales and reduce inventory.

      Legwear gross profit, as a percentage of net revenue, decreased to 23.0% in the three months ended June 1999 from 33.8% in the prior fiscal year period, and decreased to 24.2% in the six months ended June 1999 from 33.0% in the prior fiscal year period. The lower gross profit level is driven principally by the higher sales mix of lower margin Round-the-Clock(R) Take Two value pack product and legwear continuity programs, coupled with the decline in sales of the higher margin Givenchy(R) product and certain operating inefficiencies due to lower volume production.

      Selling, General and Administrative Expenses:

      Selling, general and administrative expenses, which include retail store operating costs, decreased $1.5 million, or 15.5%, to $8.4 million, or 35.7% of net revenues, in the three months ended June 1999, from $9.9 million, or 37.6% of net revenues for the three months ended June 1998. For the six-month period ended June 1999, selling, general and administrative expenses decreased $1.9 million, or 9.2%, to $18.7 million, or 39.2% of net revenues, from $20.6 million, or 37.6% of net revenues, for the six month period ending June 1998. The Company continues to scrutinize its selling, general and administrative expenses to obtain further reductions in such expenses.

Danskin, Inc. and Subsidiaries

      Operating Income/Loss:

      As a result of the foregoing, the loss from operations (i.e., income/loss before interest expense, non-recurring charges and income taxes) amounted to $1.9 million for the three months ended June 1999, a decline of $2.2 million from the gain of $.3 million for the three months ended June 1998. The loss from operations amounted to $4.1 million for the six months ended June 1999, a decline of $4.3 million from a gain of $0.2 million for the prior fiscal year period.

      Interest Expense:

      Interest expense amounted to $0.7 million for the three months ended June 1999 and $0.6 million for the prior fiscal year period. Interest expense amounted to $1.4 million for the six months ended June 1999 and $1.2 million for the six months ended June 1998. The Company's effective interest rate was 9.2% and 9.9% for the three months ended June 1999 and June 1998, respectively, and 9.2% and 10.0% for the six months ended June 1999 and June 1998, respectively.

      Non-recurring Charges:

      Non-recurring charges were $1.0 million for the six month period ending June 1998. These charges consisted of certain executive employee severance costs primarily relating to the replacement of the Chief Executive Officer of the Company in March 1998.

      Income Tax Provision (Benefit):

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three and six months ended June 1999 and June 1998. The Company's net deferred tax balance was $0 at both June 1999 and December 1998.

      Net Loss:

      As a result of the foregoing, the net loss was $2.7 million for the three months ending June 1999, a decline of $2.4 million compared to the net loss of $0.3 million for the three months ending June 1998. For the six months ended June 1999, the net loss was $5.5 million, compared to a net loss of $2.1 million for the prior year fiscal period.

Danskin, Inc. and Subsidiaries

      Year 2000 Readiness Disclosure

      The Company commenced a comprehensive program to replace its core management information systems in fiscal 1997. The program involves comprehensive changes to the Company's present hardware and software. In addition to providing certain competitive benefits, completion of the project will result in the Company's information systems being year 2000 compliant. The planning stage of this project has been completed, as well as the systems development phase. Simulated implementation of certain of the key systems is currently in progress. At this time, management does not expect that the replacement of such systems will be fully implemented prior to year 2000. Therefore, the Company has assessed and remediated such systems for year 2000 compliance and is conducting comprehensive testing to ascertain whether such remediation was successful. It expects to complete such testing by September 30, 1999. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, either through replacement or remediation, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the replacement project on a timely basis, or to successfully remediate legacy systems, could have a material adverse impact on the Company's operations.

      The Company is also evaluating and remediating its non-information systems for year 2000 compliance. It is seeking to obtain year 2000 compliance certification letters from key non-information systems vendors, and has conducted successful test simulations of such systems. Although there can be no assurance, the Company does not presently anticipate that year 2000 issues will pose significant operational problems.

      The Company does not presently anticipate that the cost to modify its information and non-information technology infrastructure to be Year 2000 compliant will be material to both its financial condition and its results of operations during fiscal 1999. The Company's information technologies staff is currently evaluating and remediating the year 2000 issues within existing systems. Therefore, the cost to evaluate and remediate such systems is principally the related payroll costs for its information systems group. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on year 2000 projects.

Danskin, Inc. and Subsidiaries

      The Company continues to collect information concerning the year 2000 compliance status of its suppliers and customers. It is in the process of contacting its key customers and suppliers to determine if any such supplier or customer has any year 2000 issues which, the Company believes, would have a material adverse effect on the Company. There can be no assurance, however, that the systems of other companies on which the Company relies will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company's operations.

      The Company is in the process of developing a contingency plan, which it presently anticipates will include, among other steps, identifying alternative suppliers in the event any of its key suppliers can not offer year 2000 compliance assurance in a timely fashion, and securing alternative manufacturing sources in the event the Company can not remediate any year 2000 issues it discovers in the course of its systems assessments which can reasonably be expected to materially impact its manufacturing ability. The Company anticipates that its contingency planning will be completed by September 30, 1999. The Company's contingency plans will evolve, as additional information becomes available.

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

      This document contains Year 2000 Readiness Disclosures as defined in Year 2000 Information and Readiness Disclosure Act, P.L. 105-271 (Oct 19,
      1998). Accordingly, this disclosure, in who or in part, is not, to the extent provided in the act, admissible in any state or federal civil action to prove the accuracy or truth of any Year 2000 statements contained herein.

Danskin, Inc. and Subsidiaries

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

      Net cash flow used in operations increased by $4.2 million to $7.4 million for the six months ended June 1999, from a use of cash in operations of $3.2 million in the six months ended June 1998, principally attributable to increases in accounts receivable and decreases in accounts payable and accrued expenses, offset by decreases in inventories and prepaid expenses.

      Working capital was $(0.4) million at June 26, 1999 compared to $6.5 million at December 26, 1998. The change in working capital is primarily attributable to an increase of $9.8 million in the revolving line of credit to fund operations, payment of term loans and investments in capital expenditures.

      The Company continues to manage its cash needs despite restricted credit terms from certain of its vendors and suppliers. As reflected in the financial statements, the Company has incurred operating losses during the first six months of Fiscal 1999. The Company's management believes that it will be able to provide through its operations the necessary liquidity for the next year. Achieving such liquidity is dependent upon the Company's ability to achieve its operating plan. This operating plan anticipates net revenue increases and margin improvement. The operating plan also anticipates cost savings in certain administrative areas. Additionally, the Company is engaged in an equity private placement offering which it presently anticipates will be successfully completed by month end October 1999. The additional equity capital will be used to provide the Company with sufficient liquidity to meet its working capital requirements, to fund the Company's capital expenditures, to complete the Company's management information systems upgrades currently being implemented, and to fund the development of the Company's planned e-commerce business, consisting of a web site for branding, elements of community building, sales of certain of the Company's merchandise, and a secure site for various of its wholesale customers. No assurances can be given however, regarding the Company's ability to meet its business plan in 1999 and 2000 and regarding its ability to raise sufficient equity to satisfy the aforementioned requirements, or that if such additional equity is raised, that the Company's working capital needs or its business or growth objectives will be met.

Danskin, Inc. and Subsidiaries

      Strategic Outlook

      The Company's business strategy is to capitalize on and enhance the consumer recognition of brand Danskin(R) and products by continuing to develop new and innovative activewear, casual wear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

      The Company's strategy is to regain leadership and market share in core apparel segments such as dance, and to upgrade its information systems to facilitate manufacturing and shipping efficiencies. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin(R) to the consumer beyond `activewear' to one of `active lifestyle.' The Company continues to expand the visibility of Brand Danskin(R) beyond its traditional channels of distribution to alternative channels such as the Internet (select retailer sites), direct mail (through retail partners), and home shopping television channels.

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

Danskin, Inc. and Subsidiaries

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

Danskin, Inc. and Subsidiaries

PART II           OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 7 in the Notes to Unaudited Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q.

Item 5. Other

      Effective as of June 7, 1999, the Company entered into an employment agreement with Carol Hochman, employing her as Chief Executive Officer of the Company from June 7, 1999 until June 30, 2004, subject to earlier termination for death, resignation or removal, at a annual base salary of $425,000 per annum, plus a deferred compensation arrangement on terms to be determined. Ms. Hochman replaces M. Catherine Volker whose relationship with the Company was severed in June 1999. See Note 7 in the Notes to Unaudited Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q. Ms. Hochman is the wife of Richard Hochman, a principal of Regent Capital, an investor in Danskin Investors, LLC.

      The Company also entered into an agreement with Ms. Hochman whereby the Company agreed to grant to Ms. Hochman, six options, each representing the right to purchase 500,000 shares of Common Stock. The purchase price of the shares of Common Stock covered by each option shall be equal to the lowest price at which equity is raised by the Company on or before May 2000. Each option is generally exercisable until April 2009, unless earlier terminated in accordance with the terms of the agreement granting such options. The Company also agreed to sell Ms. Hochman 1 million shares of Common Stock.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Financial Data Schedule.

      (b)   Reports on Form 8-K

            None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DANSKIN, INC.

August 16, 1999                           By: /s/ Donald Schupak
                                            ------------------------------------
                                          Donald Schupak
                                          Chairman of the Board

August 16, 1999                           By: /s/ Jeffrey Sentz
                                            ------------------------------------
                                          Jeffrey Sentz
                                          Controller
                                          (Principal Financial Officer)