Form 10-Q
period 1999-09-25
DANSKIN INC
filed 1999-11-15
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 25, 1999.

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

Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of September 30, 1999, excluding 1,083 shares held by a subsidiary:
21,020,795

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10-Q FOR THE FISCAL THREE AND NINE MONTH PERIODS
                 ENDED SEPTEMBER 26, 1998 and SEPTEMBER 25, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets As of December 26, 1998
            and September 25, 1999 (Unaudited)................................ 3

            Consolidated Condensed Statements of Operations For the Fiscal
            Three and Nine Month Periods Ended September 26, 1998 and
            September 25, 1999 (Unaudited).................................... 4

            Consolidated Condensed Statements of Cash Flows For the Fiscal
            Nine Month Periods Ended September 26, 1998 and September 25,
            1999 (Unaudited).................................................. 5

            Notes to Unaudited Consolidated Condensed Financial Statements.... 6

      Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................. 11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 16

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings ............................................. 17

      Item 6. Exhibits and Reports on Form 8-K .............................. 17

SIGNATURES................................................................... 17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

             (Dollar amounts in thousands, except per share amounts)

                                                                            December 26,1998     September 25, 1999
                                                                            ----------------     ------------------
                                                                                                    (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $    546            $    709
  Accounts receivable, less allowance for doubtful accounts of $1,021
    at December 26, 1998 and $1,057 at September 25, 1999                          13,518              12,992

  Inventories (Note 1)                                                             30,386              28,781
  Prepaid expenses and other current assets                                         2,256               1,867
                                                                                 --------            --------
    Total current assets                                                           46,706              44,349

  Property, plant and equipment - net of accumulated depreciation and amortization of $8,807 at December 26, 1998 and $9,943 at
    September 25, 1999                                                              9,773              11,012
  Other assets                                                                      1,227               1,192
                                                                                 --------            --------
  Total Assets                                                                   $ 57,706            $ 56,553
                                                                                 ========            ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Revolving line of credit (Note 3)                                              $ 16,029            $ 28,139
  Current portion of long-term debt (Note 3)                                        2,000               2,189
  Accounts payable                                                                  8,440               7,238
  Accrued expenses                                                                 13,692              11,093
                                                                                 --------            --------
    Total current liabilities                                                      40,161              48,659
                                                                                 --------            --------

  Long-term debt, net of current maturities (Note 3)                                6,674               5,817
  Accrued dividends                                                                 1,176               1,896
  Accrued retirement costs                                                          2,301               2,301
                                                                                 --------            --------
  Total long-term liabilities                                                      10,151              10,014
                                                                                 --------            --------

  Total Liabilities                                                                50,312              58,673
                                                                                 --------            --------

  Commitments and contingencies
  Series D Cumulative Convertible Preferred Stock, 2,400 shares Liquidation
    Value $12,000,000 (Note 5)                                                     11,294              11,386

  Stockholders' Deficit
  Common Stock, $.01 par value, 100,000,000 shares authorized, 20,916,693 shares issued at December 26, 1998 and 21,021,878 shares
    issued at September 25, 1999, less 1,083 shares held by
    subsidiary at December 26, 1998 and September 25, 1999                            209                 210
  Additional paid-in capital                                                       23,483              23,579
  Accumulated deficit                                                             (24,546)            (34,249)
  Accumulated other comprehensive loss                                             (3,046)             (3,046)
                                                                                 --------            --------
    Total Stockholders' Deficit                                                    (3,900)            (13,506)
                                                                                 ========            ========
  Total Liabilities and Stockholders' Deficit                                    $ 57,706            $ 56,553
                                                                                 ========            ========

These Statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

                                                    Fiscal Three Months Ended                Fiscal Nine Months Ended
                                                    -------------------------                ------------------------
                                              September 26, 1998  September 25, 1999   September 26, 1998   September 25, 1999
                                                 (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
                                              ------------------  ------------------   ------------------   ------------------
Net revenues                                      $ 27,959             $ 21,173             $ 82,654             $ 68,840
Cost of goods sold                                  17,146               14,947               51,093               47,977
                                                  --------             --------             --------             --------

Gross profit                                        10,813                6,226               31,561               20,863

Selling, general and administrative expenses        11,487                8,544               32,075               27,245
Non-recurring charges (Note 7)                         475                   --                1,439                   --
Interest expense                                       669                  985                1,850                2,374
                                                  --------             --------             --------             --------
Total Expenses                                      12,631                9,529               35,364               29,619

Loss before income tax provision                    (1,818)              (3,303)              (3,803)              (8,756)

Provision for income taxes                              44                   45                  135                  135
                                                  --------             --------             --------             --------

Net loss                                            (1,862)              (3,348)              (3,938)              (8,891)

Preferred dividends                                    271                  271                  843                  812
                                                  --------             --------             --------             --------

Net loss applicable to Common Stock               ($ 2,133)            ($ 3,619)            ($ 4,781)            ($ 9,703)
                                                  ========             ========             ========             ========

Basic/Diluted net loss per share: (Note 1)

Net loss per share                                ($  0.11)            ($  0.17)            ($  0.33)            ($  0.46)
                                                  ========             ========             ========             ========

Weighted average number of common shares            19,689               21,022               14,585               20,966
                                                  ========             ========             ========             ========

               These statements should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share amounts)

                                                                    FISCAL NINE MONTHS ENDED
                                                                    ------------------------
                                                              September 26, 1998   September 25, 1999
                                                                  (unaudited)         (unaudited)
                                                              ------------------   ------------------
Cash Flows From Operating Activities:
Net Loss                                                           $ (3,938)           $ (8,891)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                       1,372               1,401
  Provision for doubtful accounts receivable                            244                 173
  Loss on sale of property, plant and equipment                          --                  13
  Stock grants issued                                                   446                  94
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       (2,478)                353
    (Increase) decrease in inventories                               (6,402)              1,605
    (Increase) decrease in prepaid expenses and other
      current assets                                                   (145)                412
    Increase (decrease) in accounts payable                             318              (1,202)
    Increase (decrease) in accrued expenses                           3,158              (2,597)
                                                                   --------            --------
Net cash used in operating activities                                (7,425)             (8,639)
                                                                   --------            --------

Cash Flows From Investing Activites:
  Capital expenditures                                               (1,813)             (2,510)
                                                                   --------            --------

Net cash used in investing activities                                (1,813)             (2,510)
                                                                   --------            --------
Cash Flows From Financing Activities:
  Net receipts under revolving line of credit                         9,892              12,110
  Sale of Common Stock                                                3,000                  --
  Proceeds from new term note                                            --                 943
  Proceeds from stock options exercised                                  49                  --
  Payments of long-term debt                                             --              (1,610)
  Expenses associated with issuance of rights                          (299)                 --
    to purchase Common Stock
  Interest earned on promissory notes for purchase price
    of Warrants to purchase Common Stock                                 --                  --
  Proceeds from warrant notes                                            15
  Payment of Subordinated Debt                                       (3,000)                 --
  Financing costs incurred                                              (45)               (131)
                                                                   --------            --------
Net cash provided by financing activities                             9,612              11,312
                                                                   --------            --------

Net increase in Cash and Cash Equivalents                               374                 163

Cash and Cash Equivalents, Beginning of Period                          808                 546
                                                                   --------            --------

Cash and Cash Equivalents, End of Period                           $  1,182            $    709
                                                                   ========            ========

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                                    $  1,647            $  2,288
  Income taxes paid                                                      50                  94

Non-Cash Activities
    Stock grants issued to executives                                   446                  94

            These statements should be read in conjunction with the accompanying notes to Consolidated Condensed Financial Statements.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollar amounts in thousands except per share amounts)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Consolidated Condensed Financial Statements have been presented on a basis consistent with the Company's annual financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 25, 1999, as well as its results of operations and its cash flows for the fiscal three and nine month periods ended September 26, 1998 and September 25, 1999, respectively. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year.

      Inventories

      Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                               December 26, 1998   September 25, 1999
                                                      (Unaudited)
                                                   ------------------

      Finished Goods                 $18,735            $17,720
      Raw Materials                    4,725              5,183
      Work-in-Process                  6,271              5,308
      Packaging Materials                655                570
                                     -------            -------

                                     $30,386            $28,781

      Income (Loss) Per Common Share

      For the nine months ended September 25, 1999 and September 26, 1998, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 20,966,000 and 14,585,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both fiscal periods because the effect would be antidilutive.

      At September 25, 1999, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                               21,022
      Preferred Stock                                             40,000
      Warrants/Options                                            24,622
                                                                 -------
        Total Shares and Share Equivalents Outstanding            85,644

2.    Liquidity

      As reflected in the financial statements, the Company has incurred operating losses during the first nine months of Fiscal 1999, anticipates a loss for Fiscal 1999, and has a working capital deficit of $4,310. The Company continues to manage its short-term cash needs despite restricted credit terms from certain of its vendors and suppliers. Such short-term liquidity has been managed through additional availability provided under the Loan and Security Agreement (Note 3), a company-wide cost reduction program and delaying certain expenditures. The Company is engaged in an equity private placement offering which it presently anticipates will be successfully completed by mid-December 1999. Until such time as the equity financing is completed, the Company expects to continue to manage its short-term cash needs by continuing to implement its cost savings strategy company-wide, continuing to delay expenditures and meeting

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollar amounts in thousands except per share amounts)

      its operating plan for the remainder of Fiscal Year 1999. No assurances can be given, however, regarding the Company's ability to raise sufficient equity capital in the short-term, or to successfully implement its cost savings strategy, delay its expenditures or meet its operating plan for the remainder of Fiscal Year 1999 and beyond.

      The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, development of its planned e-commerce business, and debt service requirements through a combination of cash provided from operations, the aforementioned equity private placement and bank credit lines. No assurances can be given however, regarding the Company's ability to raise sufficient equity to satisfy the aforementioned requirements, including the provision for sufficient working capital to enable the Company to sustain its current and future operations, or that if such additional equity is raised, that the Company's current and future working capital needs or its long-term business or growth objectives will be met.

3.    Bank Financing

      Effective October 8, 1997 (the "Refinancing Closing Date"), the Company entered into a loan and security agreement (as subsequently amended, the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on October 8, 2002. Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

      The Loan and Security Agreement contains certain affirmative and negative covenants including maintenance of tangible net worth and undrawn availability, and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than (a) $0.00 as of the end of each of the months of June, July, August, September, October and November of 1999, and (b) $2,000 as of the end of December 1999 and each month thereafter. The Lender has waived compliance with the tangible net worth covenant through and including November 1999. At September 25, 1999, the Company's tangible net worth was approximately ($2,300). The undrawn availability covenant provides that the Company must have undrawn availability of at least $3,000 as of the end of December 1999 and each month thereafter. Undrawn availability at September 25, 1999 was approximately $2,300. The Company expects to be in compliance with the foregoing covenants as a result of cash flow from operations and additional financing which the Company anticipates closing prior to December 31, 1999.

      On the Refinancing Closing Date, two term loans were advanced to the Company in accordance with the terms of the Term Loan Facility. A term loan in the original principal amount of $5,000 was advanced to the Company and is, with respect to principal, payable in thirty (30) consecutive monthly which commenced on November 1, 1998. A second term loan, in the original principal amount of $5,000 was advanced to the Company and is, with respect to principal, payable in eighteen (18) consecutive monthly installments commencing on May 1, 2001. In February 1999, the Lender advanced a third term loan to the Company in the original principal amount of approximately $940 which is, with respect to principal, payable in equal monthly installments of $16. The Company used the proceeds of such third term loan to purchase certain machinery and equipment for use in its operations.

      Pursuant to certain amendments to the Loan and Security Agreement executed in fiscal 1999, the Lender increased the Company's availability under the Revolving Credit Agreement by an amount not to exceed $6,210 (the "Additional Collateral Amount"), in support of which certain shareholders and affiliates of the Company, and various third parties, have provided stand-by guarantees, as set forth below, and has provided the Company with $2,150 (the "Overadvance Amount") of additional borrowing capacity through November 30, 1999 and $1,250 through December 31, 1999. 7

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollar amounts in thousands except per share amounts)

4.    Guarantees

      In connection with the availability of the Additional Collateral Amount, certain shareholders and affiliates of the Company, and various third parties, issued limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $6,210 (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor guarantees the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees may be withdrawn at such time as the Company has availability under the Loan and Security Agreement in excess of $6,000, without giving effect to the Additional Collateral Amount.

      In consideration for the issuance of the Guarantees, the Company has agreed (i) to issue warrants to each guarantor, and (ii) to pay to each guarantor interest on the amount of each Guarantee at a rate not to exceed the difference between (a) the Prime Rate minus 3% and (b) 10% per annum. Each warrant represents the right to purchase one share of Common Stock. The number of warrants issued to each guarantor is based upon a formula which takes into account the number of days that the Guarantee is in place. The exercise price of all warrants to be issued in consideration for a Guarantee shall be equal to $.01; provided, however, that such exercise price will be adjusted to the price prospective investors pay for equity in the Company's planned placement of additional equity as discussed below. See Note 3 and `Liquidity and Capital Resources'

5.    Preferred Stock and Subordinated Convertible Debentures

      In accordance with the terms of a certain Securities Purchase Agreement dated September 22, 1997 (the "Securities Purchase Agreement") entered into by the Company and Danskin Investors, LLC. (the "Investor") the Company has issued $12,000 stated value of Series D Redeemable Cumulative Convertible Preferred Stock (2,400 shares) (the "Series D Stock") of the Company and a seven year warrant to purchase 10 million shares of Common Stock at a per share price of $0.30 (the "Warrant") to the Investor.

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

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollar amounts in thousands except per share amounts)

6.    Legal Proceedings

      The Company severed its relationship with Cathy Volker, the Company's former Chief Executive Officer, in June 1999. The Company's and Ms. Volker's respective rights and obligations under Ms. Volker's Employment Agreement, dated as of February 2, 1998, if any, are the subject of a pending arbitration.

      On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery, Ltd. ("Siebruck") for damages in the amount of $1,450 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1,500 arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3,000. A reasonable evaluation of the claim against the Company cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity, or business of the Company.

      The Company is a party to a number of other legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

7.    Non-Recurring Charges

      Non-recurring charges of approximately $1,400 for the nine months ended September 26, 1998 consisted of certain executive employee severance costs primarily relating to the termination of the former Chief Executive Officer and resignation of the former Chief Financial Officer.

8.    SFAS No. 131 Disclosure

      Effective December 26, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company is organized based on the products its offers. The Company presently operates under two operating segments: Danskin, which designs, manufactures, markets, and sells activewear, dancewear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which currently designs, manufactures, and markets hosiery under the brand names Round-the-Clock
      (R) and Givenchy (R). Pennaco also manufactures under private labels for select retailers.

      The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the nine months ended September 25, 1999, Danskin was allocated $2,900 and Pennaco was allocated $1,500. For the nine months ended September 26, 1998, Danskin was allocated $3,100 and Pennaco was allocated $2,500. The non-recurring charges of $1,400 for September 1998 were allocated $800 to Danskin and $600 to Pennaco. The Company does not allocate interest expense to the divisions.

Danskin, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollar amounts in thousands except per share amounts)

      Segment Information

      Financial information by segment for the nine month periods ended September 26, 1998 and September 25, 1999 is summarized below:

                               Danskin        Pennaco         Total
                               -------        -------         -----

      September 26, 1998
        Net Revenues          $ 56,628       $ 26,026       $ 82,654
        Operating Loss          (1,496)          (457)        (1,953)

      September 25, 1999
        Net Revenues          $ 48,221       $ 20,619       $ 68,840
        Operating Loss          (4,124)        (2,258)        (6,382)

9.    Common Stock

      Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

Danskin, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollar Amounts in thousands, except per share amounts)

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

      The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements, related notes and other information included elsewhere, in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

      Results of Operations

      Comparison of the fiscal three and nine month periods ended September 25, 1999 with the fiscal three and nine month periods ended September 26, 1998.

      Net Revenues:

      Net revenues amounted to $21,173 for the three months ended September 25, 1999, a decrease of $6,786, or 24.3% from the prior year three months ended September 26, 1998. Net revenues for the nine months ended September 25, 1999 amounted to $68,840, a decrease of $13,814, or 16.7%, from the prior year nine months ended September 25, 1998.

      Danskin Activewear net revenues, which include the Company's retail operations, amounted to $15,749 for the three months ended September 25, 1999, a decrease of $3,594, or 18.6%, from $19,343 in the prior year three months ended September 26, 1998. Danskin Activewear revenues amounted to $48,221 for the nine months ended September 25, 1999, a decrease of $8,407, or 14.8%, from $56,628 in the prior year nine month period. Revenues for the three and nine month periods were adversely impacted by a decline in both wholesale and retail revenues, discontinuation of Dance France in the fourth quarter of 1998, as well as, a decline in the rate of fulfillment of customer orders.

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

Danskin, Inc. and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Dollar Amounts in thousands, except per share amounts)

      In fiscal 1998, the Company restructured its Danskin sales force to address the multiple channels of trade in which Brand Danskin product is sold. Specifically, each of the department store, sporting goods store and specialty store class of trade has a dedicated sales force. As a further step, and to drive the volume in the specialty store class of trade, the Company recently converted to an independent commissioned sales representative strategy for such channel, and has contracted with independent, fully commissioned sales representatives and agents. The Company believes that this strategy will allow it to more effectively service and grow its specialty store account base resulting in increased revenues.

      Sales in the Company's retail stores were $5,038 for the three-month period ended September 25, 1999, compared to $6,201 for the same prior year period, and were $12,601 for the nine-month period ended September 25, 1999, compared to $15,283 for the same prior year period. Comparable retail store sales declined 19.9% for the three months ended September 25, 1999 and 17.5% for the nine months ended September 25, 1999. The decline in retail store sales is attributable to, among other factors, the continuing negative effects of the Company's retail inventory reduction plan and the disruptive impact of the implementation of a new inventory management system. The Company also continues to see the effects of the depressed retail environment in the Southern Florida/Orlando market. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, and to streamline store operations to reduce store operating costs. In addition, the Company is taking the steps necessary to evaluate certain unprofitable or underperforming locations.

      Pennaco legwear revenues amounted to $5,424 for the three months ended September 25, 1999, a decline of $3,192, or 37.0%, from the prior year three month period. Revenues amounted to $20,619 for the nine months ended September 25, 1999, a decline of $5,407, or 20.8%, from the nine month period ended September 26, 1998. The decline in legwear revenues over the prior year fiscal periods reflects ongoing weekness in the sheer hosiery markets and, in particular, sales of basic, "everyday" sheer hosiery, as well as the expiration of the Anne Klein(R) legwear license at December 31, 1998, which contributed approximately $400 in net revenue in the 1998 third fiscal quarter. Management believes that opportunities exist for margin and revenue improvement in niche and occasioned-oriented sheer hosiery. Accordingly, the Company has initiated a program of product development focused on those product segments.

      Gross Profit:

      Gross profit decreased by $4,587 to $6,226 for the three months ended September 25, 1999. Gross profit decreased by $10,698 to $20,863 for the nine months ended September 25, 1999 from $31,561 for the nine months ended September 26, 1998. Gross profit, as a percentage of net revenues, decreased to 29.4% in the three month period ended September 25, 1999 from 38.7% in the same prior year period. Gross profit, as a percentage of net revenues, decreased to 30.3% in the nine month period ended September 25, 1999 from 38.2% in the same prior year period.

      Danskin Activewear gross profit, as a percentage of net revenue, decreased to 33.8% for the three months ended September 25, 1999 from 41.5% for the three months ended September 26, 1998, and to 33.8% for the nine months ended September 25, 1999 from 40.7% for the nine months ended September 26, 1998. The three and nine month period decreases were primarily a result of a lower sales mix of higher margin Brand Danskin basic product, increased sales of closeout inventory, unfavorable manufacturing variances due to lower volumes, as well as markdowns taken in the Company's retail stores to stimulate sales and reduce inventory.

      Pennaco legwear gross profit, as a percentage of net revenue, decreased to 16.8% in the three months ended September 25, 1999 from 32.3% in the prior fiscal year period, and decreased to 22.2% in the nine months ended September 25, 1999 from 32.7% in the prior fiscal year period. The lower gross profit level is driven principally by the higher sales mix of lower margin Round-the-Clock(R) Take Two value pack product and legwear continuity programs, coupled with the decline in sales of the higher margin Givenchy(R) product and certain operating inefficiencies due to lower production volume. In addition, markdown allowances given to customers for the liquidation of the Round-the-Clock(R) single packs in the stores has deteriorated the Pennaco margins. In addition to the aforementioned product development programs, the Company has also initiated a program to phase out unprofitable styles within its existing lines.

Danskin, Inc. and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Dollar Amounts in thousands, except per share amounts)

      Selling, General and Administrative Expenses:

      Selling, general and administrative expenses, which include retail store operating costs, decreased $2,943, or 25.6%, to $8,544, or 40.3% of net revenues, in the three months ended September 25, 1999, from $11,487, or 41.1% of net revenues for the three months ended September 26, 1998. For the nine-month period ended September 25, 1999, selling, general and administrative expenses decreased $4,830, or 15.1%, to $27,245, or 39.6% of net revenues, from $32,075, or 38.8% of net revenues, for the nine month period ending September 26, 1998. The decrease for the three and nine month periods in Fiscal Year 1999 was principally a result of a reduction in advertising and selling expenditures and corporate expenses. The Company is presently undergoing a review of all its selling, general and administrative expenses in an effort to right-size the infrastructure. This encompasses implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. As indicated previously, the Company is in the process of streamlining retail store operations to reduce operating costs.

      Operating Income/Loss:

      As a result of the foregoing, the loss from operations (i.e., income/loss before interest expense, non-recurring charges and income taxes) amounted to $2,318 for the three months ended September 25, 1999, an increased loss of $1,644 from the operating loss of $674 for the three months ended September 26, 1998. The loss from operations amounted to $6,382 for the nine months ended September 25, 1999, a deterioration of $5,868 from a loss of $514 for the prior fiscal year period.

      Interest Expense:

      Interest expense amounted to $985 for the three months ended September 25, 1999 and $669 for the prior fiscal year period. Interest expense amounted to $2,374 for the nine months ended September 25, 1999 and $1,850 for the nine months ended September 26, 1998. The Company's effective interest rate was 10.8% and 9.7% for the three months ended September 25, 1999 and September 26, 1998, respectively, and 9.8% and 9.9% for the nine months ended September 25, 1999 and September 26, 1998, respectively.

      Non-recurring Charges:

      Non-recurring charges were $475 for the three month period ending September 26, 1998. These charges consisted of executive employee severance costs primarily relating to the resignation of the former Chief Financial Officer of the Company. Non-recurring charges were $1,439 for the nine month period ended September 26, 1998. The nine month charges consisted of the aforementioned employee expenses related to the resignation of the Chief Financial Officer and certain executive employee severance costs primarily relating to the replacement of the Chief Executive Officer of the Company in March 1998.

      Income Tax Provision (Benefit):

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the three and nine months ended September 25, 1999 and September 26, 1998. The Company's net deferred tax balance was $0 at both September 25, 1999 and December 26, 1998.

Danskin, Inc. and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Dollar Amounts in thousands, except per share amounts)

      Net Loss:

      As a result of the foregoing, the net loss was $3,348 for the three months ended September 25, 1999, a decline of $1,486 compared to the net loss of $1,862 for the three months ending September 26, 1998. For the nine months ended September 25, 1999, the net loss was $8,891, compared to a net loss of $3,938 for the prior year fiscal period.

      Year 2000 Readiness Disclosure

      The Company commenced a comprehensive program to replace its core management information systems in fiscal 1997. The program involves comprehensive changes to the Company's present hardware and software. In addition to providing certain competitive benefits, completion of the project will result in the Company's information systems being year 2000 compliant. The planning stage of this project has been completed, as well as the systems development phase. Simulated implementation of certain of the key systems is currently in progress. At this time, management does not expect that the replacement of such systems will be fully implemented prior to year 2000. Therefore, the Company has assessed and remediated such systems for year 2000 compliance and is conducting comprehensive testing to ascertain whether such remediation was successful. It expects to complete such testing by November 30, 1999. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, either through replacement or remediation, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the replacement project on a timely basis, or to successfully remediate legacy systems, could have a material adverse impact on the Company's operations.

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

      The Company is in the process of developing a contingency plan, which it presently anticipates will include, among other steps, identifying alternative suppliers in the event any of its key suppliers can not offer year 2000 compliance assurance in a timely fashion, and securing alternative manufacturing sources in the event the Company can not remediate any year 2000 issues it discovers in the course of its systems assessments which can reasonably be expected to materially impact its manufacturing ability. The Company anticipates that its contingency planning will be completed by November 30, 1999. The Company's contingency plans will evolve as additional information becomes available.

Danskin, Inc. and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Dollar Amounts in thousands, except per share amounts)

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

      Net cash flow used in operations increased by $1,214 to $8,639 for the nine months ended September 25, 1999, from a use of cash in operations of $7,425 in the nine months ended September 26, 1998, principally attributable to the increased operating loss in Fiscal Year 1999, decreases in accounts payable and accrued expenses, offset by decreases in inventories, account receivable and prepaid expenses.

      Working capital was $(4,310) at September 25, 1999 compared to $6,545 at December 26, 1998. The change in working capital is primarily attributable to an increase of $12,110 in the revolving line of credit to fund operations, payment of term loans and investments in capital expenditures.

      As reflected in the financial statements, the Company has incurred operating losses during the first nine months of Fiscal 1999, anticipates a loss for Fiscal Year 1999, and has a working capital deficit of $4,310. The Company continues to manage its short-term cash needs despite restricted credit terms from certain of its vendors and suppliers. Such short-term liquidity has been managed through additional availability provided under the Loan and Security Agreement (Note 3), a company-wide cost reduction program and delaying certain expenditures. The Company is engaged in an equity private placement offering which it presently anticipates will be successfully completed by mid-December 1999. Until such time as the equity financing is completed, the Company expects to continue to manage its short-term cash needs by continuing to implement its cost savings strategy company-wide, continuing to delay expenditures and meeting its operating plan for the remainder of Fiscal Year 1999. No assurances can be given, however, regarding the Company's ability to raise sufficient equity capital in the short-term, or to successfully implement its cost savings strategy, delay its expenditures or meet its operating plan for the remainder of Fiscal Year 1999 and beyond.

      The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, development of its planned e-commerce business, and debt service requirements through a combination of cash provided from operations, the aforementioned equity private placement and bank credit lines. No assurances can be given however, regarding the Company's ability to raise sufficient equity to satisfy the aforementioned requirements, including the provision for sufficient working capital to enable the Company to sustain its current and future operations, or that if such additional equity is raised, that the Company's current and future working capital needs or its long-term business or growth objectives will be met.

Danskin, Inc. and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Dollar Amounts in thousands, except per share amounts)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus an applicable percentage) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.

Danskin, Inc. and Subsidiaries

PART II - OTHER INFORMATION

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

                                        DANSKIN, INC.


November 15, 1999                       By: /s/ Donald Schupak
                                            ------------------------------------
                                            Donald Schupak
                                            Chairman of the Board


November 15, 1999                       By: /s/ Jeffrey Sentz
                                            ------------------------------------
                                            Jeffrey Sentz
                                            Controller
                                            (Principal Financial Officer)