Form 10-K
period 1999-12-25
DANSKIN INC
filed 2000-03-24
CIK 889299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K [ ].

         As of March 1, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $9,690,971. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted by the National Quotation Bureau on such date.

         As of March 1, 2000, there were 73,984,795 shares of the registrant's Common Stock outstanding, excluding 1,083 shares held by a subsidiary.

         Unless the context indicates otherwise, the term "Company" refers to Danskin, Inc. and, where appropriate, one or more of its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         DANSKIN, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I
  Item 1.    Business
  Item 2.    Properties
  Item 3.    Legal Proceedings
  Item 4.    Submission of Matters to a Vote of Security Holders

PART II
  Item 5.    Market for the Registrant's Common Stock and
             Related Stockholder Matters
  Item 6.    Selected Consolidated Financial Data
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations
  Item 8.    Financial Statements and Supplementary Data
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

PART III
  Item 10.   Directors and Executive Officers of the Registrant
  Item 11.   Executive Compensation
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
  Item 13.   Certain Relationships and Related Transactions

PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

                                     PART I

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.  BUSINESS

         During fiscal 1999, capital constraints impacted all aspects of Danskin, Inc.'s businesses. This included, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory; poor reporting systems and; the absence of an integrated and focused retail strategy.

         A number of positive steps have been taken by the Company. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman, and a number of new senior executives, addressed the foregoing operational issues. In this regard, in December the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility). In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs (stock keeping units), emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

         The Company incurred a net loss of $[20,986] for the fiscal year ended December 25, 1999. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to issuance of warrants and employee stock grants amounting to $2,489. Based on the aforementioned infusion of new capital, which resulted in $10,000 in undrawn availability at close in December, and new management's "right-sizing" actions, the Company believes it will have sufficient liquidity in year 2000 to operate the business in the normal course. (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.)

         The Company designs, manufactures and markets several leading brands of women's activewear, dancewear and legwear. Danskin(R), Zen Sport from Danskin(TM), and Round-the-Clock(R) are the Company's principal proprietary brands. The Company also manufactures the Givenchy(R) women's legwear brand pursuant to a license agreement. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions: Danskin Division for activewear and Pennaco for legwear.

         Danskin(R) is a leading brand of women's activewear, legwear, and dancewear in the United States, enjoying a brand awareness factor of over 80% among American women. According to the Fairchild 100 Study, Danskin ranks 4th, behind Nike, Reebok, and Adidas, in consumer perception for the Activewear Category. The Company manufactures and sells activewear, dancewear and legwear to girls and women under the Danskin(R) label and to large-size women under the Danskin Plus(R) label. Although known for its design of seasonal fashion offerings and its wide range of colors, currently approximately 77% of the Danskin Division's net revenues are attributable to basic styles, with black being the most popular color. The Company currently licenses the Danskin(R) brand to manufacturers of women's underwear, children's socks and cycling wear. The Danskin Division currently produces approximately 45% of its activewear products at its plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that its domestic manufacturing allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends.

         The Company's Danskin Division operates one full-priced store and 34 outlet stores in 19 different states. The Company's outlet stores, in addition to offering in-line merchandise, provide a distribution channel for irregulars and excess inventory.

         Pennaco hosiery is widely recognized for its quality, fit and innovation. Pennaco is one of the oldest manufacturers of hosiery in the United States and the second largest supplier of sheer hosiery to domestic, full line department stores and apparel specialty stores, as well as being a leading supplier of private label hosiery to these stores. The Company markets Round-the-Clock(R), which has been in the market since 1919, as well as the Givenchy(R) licensed brand of hosiery.

STRATEGY

         The Company's market includes products intended for women's activewear, dancewear and legwear. The Company has developed a diversified portfolio of quality branded and private label products that can be offered to consumers at varying price points through its various channels of distribution. The Company's objectives are: (i) expand its portfolio of products in order to become a complete activewear and legwear resource by capitalizing on the strong name recognition of its proprietary and licensed brands, (ii) expand its distribution channels both domestically and internationally, and (iii) reduce SKU's to eliminate unprofitable products and focus the line for a more compelling presentation to retailers and consumers. As previously mentioned, the Company has substantially reduced SKUs heading into year 2000.

          Key elements of the Company's strategy include the following:

EXPANSION OF DANSKIN(R) PRODUCT LINES

         In 1999, the Company introduced a variety of new activewear products and innovations, while continuing to drive the design and refinement of its existing lines.

         To round out the Danskin(R) product offerings, the Company introduced Sports bras made from Supplex(R) Lycra(R) performance fabric with an innovative power mesh lining. This unique lining is contour seamed for extra comfort and support. The Sports bra line responds to the consumer's need for a performance bra that provides flattering support for a wide variety of activities.

         The Company believes that innovative product is the key to the success and longevity of the Danskin(R) brand. The first company to bring Supplex(R) Lycra(R) performance fabric to the market, Danskin has expanded its Supplex(R) Lycra (R) fabric line by offering new fabric innovations. Supplex(R) Rib and Heathered Supplex(R) are textured fabrics that combine style with technology, while Woven Supplex(R) offers the benefit of Supplex(R) fabric in off the body silhouettes.

         The Company also continues to capitalize on the successful introduction of Dry Zone(TM), a revolutionary new moisture management fabric designed to regulate body temperature in multi-climate conditions. This fabric combines technical innovation with comfort and style, offering the Danskin consumer an alternative performance fabric.

         To continue to move Brand Danskin(R) beyond its traditional stretch bodywear platform, the Company introduced Zen Sport from Danskin(TM) in the fall of 1999. The Zen Sport from Danskin(TM) collection strikes a balance between active and casual wear, with apparel made from environmentally safe materials. Zen Sport from Danskin(TM) responds to a woman's need for clothing that is suited to low impact activities such as yoga, meditation and stretch exercises, satisfying the need for comfort while reinventing the way we define workout wear.

         In addition, the Company has hired a new Vice President-General Manager for Brand Danskin, and has undertaken steps to expand its specialty store penetration and improve fulfillment of customer orders.

INTERNATIONAL SALES EXPANSION

         The Company believes that the Danskin(R) brand enjoys strong recognition in many foreign markets, and that the Company has not taken full advantage of this opportunity. As previously discussed, during 1999, capital constraints severely impacted all aspects of the Company's businesses. However, with new capital, the Company has targeted international markets as a potentially significant source of growth in fiscal 2000 and beyond.
The Company has undertaken a review of each of its existing distributor agreements, and has recently entered into distribution agreements for each of Russia, Mexico and Greece. Export net sales over the past three full fiscal years were $6,300 for Fiscal 1997, $5,900 for fiscal 1998 and $4,800 for fiscal 1999.

LICENSING OF DANSKIN(R) NAME

         The Company currently licenses the Danskin(R) brand to manufacturers of women's and girls underwear, children's socks, girls sleepwear and women's cycling wear. The Company believes that there is an opportunity to license the Danskin(R) name for additional product categories, including such categories as swimwear, body care products, eyewear, dance shoes and bags. The Company believes that selective licensing enhances the value of its brands, by expanding the opportunities for retail purchases of its brands, affording cross-marketing and merchandising opportunities and providing additional product categories for sale in Company-owned stores. The Company is presently in negotiations for the license of children's sleepwear in the United States and dance shoes in Europe, and is in discussions with a number of additional potential licensees for various product categories.

STORE STRATEGY

         Recognizing that the Company's retail stores provide a platform for capitalizing on the strong brand awareness enjoyed by Danskin, provide a channel of distribution where the Company can showcase its products, and act as a laboratory for product innovation, the Company has taken steps to revitalize its retail operations, including the hiring of a dedicated management team, including a merchandiser, closing under-performing locations, downsizing certain locations, remerchandising the stores, installing a point of sale system in all locations to provide critical inventory and sales information and implementing visual merchandising programs in all locations to achieve a consistent and identifiable retail impression and presence.

         OUTLET STORES. During 1999, capital constraints severely impacted the retail operations of the Company. New management has taken steps to evaluate the performance of its retail outlet locations and intends to limit the number of new outlet stores it opens. The Company's efforts are designed to transform its outlet stores to smaller, efficient specialty outlet stores, which represent the overall Danskin(R) product line. In order to achieve this, the Company has downsized certain locations, changed the stores' merchandise mix and fulfillment practices to provide for the automatic replenishment of basic product as determined by model stock levels, allowed for the purchase of in-line seasonal merchandise, and has implemented focused store merchandising and imaging programs that improve the stores' overall product presentation with a focus on improved presentation of key items. This effort is supported by the hiring of the division's first merchandisor during the fourth quarter of fiscal 1999.

         FULL PRICE RETAIL STORES. The Company presently operates one full-price retail store under the Danskin(R) name on Columbus Avenue in New York City. During fiscal 1999, the Company closed its full-price stores in Santa Monica, California and in the South Beach section of Miami, Florida. The Company also determined not to proceed in the immediate future with its planned opening of a full-price store in the SoHo section of New York City. The Company and the landlord for the SoHo location entered into a mutual termination agreement with respect to such location.

         The Company continues to believe that the recognition of the Danskin(R) brand, along with the brand's reputation for fit, comfort and durability provide the Company with an opportunity to successfully open full price Danskin(R) stores in freestanding metropolitan and upscale mall locations. Such stores would offer the Danskin(R) consumer a wider assortment of Danskin(R) merchandise by carrying an inventory representative of the entire Danskin line consisting of approximately 1,500 SKU's, contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(R) products. In addition to expanding a channel of distribution for the Company's products, the Company believes that these stores are an effective form of consumer advertising and help "showcase" the full assortment of its product offerings. While new management believes that there are ample opportunities for selective national expansion of its full price retail strategy, it is presently focusing on, and has made substantial progress under its "right-sizing" initiatives, improving the operations and performance of its current retail store base, developing a formula which it can then successfully apply to additional store locations.

         E-COMMERCE. The Company continues to pursue a number of stategies for the marketing and distribution of its activewear and legwear products over the Internet. The Company's ".com" strategy is discussed below. In addition to its planned Internet activities, the Company has joined forces with a number of e-commerce partners for the distribution of its legwear and activewear products, and anticipates that such ventures will have a positive effect on the Company's legwear revenues while providing critical exposure for its proprietary and licensed brands. The Company believes that the Internet will also provide it with a distribution channel that will allow it to offer the full complement of its legwear and activewear product lines, while reaching a broader audience than is presently available to it in any existing channel of distribution.

ESTABLISHMENT OF PENNACO AS A COMPLETE LEGWEAR RESOURCE

         Despite the aforementioned capital constraints encountered during 1999, Pennaco continues to be the number two hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and enjoys a reputation for the fit and sheer quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also a major supplier of private label sheer hosiery sold by these department stores. Recently, the Company established an Internet strategy, selling to key, activewear, e-commerce sites, such as, Lucy.com and Global Sports Interactive, where Danskin was ranked as the #2 women's brand. With the benefit of the capital infusion and with the focus on developing market right products and programs, the Company has developed initiatives for each of its legwear brands to take advantage of the opportunities for niche products and in growing specialty and dot.com channels of distribution.

PRODUCTS

ACTIVEWEAR

         The Company designs, manufactures and markets several leading brands of women's and girl's activewear (including bodywear, cover-ups and outerwear), performance legwear and dancewear under the Danskin(R), Danskin Girl(TM), and Zen Sport from Danksin(TM) labels.

         Danskin realizes approximately 77% of activewear revenues from basic styles, with black being the single most popular color. Activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or colors. Under new management's "right-sizing" initiatives, and in an effort to improve margins and minimize operating complexity, the Company has made significant progress in eliminating low-volume and unprofitable SKU's from its product offerings. The total number of SKU's for activewear, per season, is approximately 5,600. Danskin(R) activewear products sell at retail prices ranging from $8.50 to $84.00.

LEGWEAR

         Pennaco is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and legwear to domestic, full line department stores and apparel specialty stores and the major supplier of private label hosiery to these stores. Approximately 35% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand, Round-the-Clock(R), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex (Lycra(R)) yarns to hosiery.

         The Company also manufactures and sells the Givenchy(R) licensed brand of hosiery, which represented approximately 29% of legwear revenues for the fiscal year ended December 25, 1999. Givenchy(R) has been a leading brand since its introduction by Pennaco in 1979. Effective January 1, 1999, the Company renewed the Givenchy(R) license agreement for an additional three years, subject to renewal under certain circumstances. The Givenchy(R) license agreement covers the United States, Canada and Mexico and expires on December 31, 2001. Givenchy(R) sheer hosiery retails in a price range of $4.50 to $13.00.

         Although the Company is required to maintain a high number of legwear SKU's because of the complex packaging requirements of its private label customers, it knits only 73 styles. Product is held in an undyed state and is dyed, finished and packaged in accordance with forecasted demand. Over the past year, the Company has aggressively reduced both the number of legwear styles and SKU's it produces.

MARKET SEGMENTATION

ACTIVEWEAR

         The Company sells its activewear products to approximately 3,033 accounts, representing over 5,000 stores. These products are targeted towards different segments of the wholesale market. Danskin(R) and Danskin Plus(R) (activewear for the large sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Academy, Garts and Oshman's Sporting Goods, full line department stores, including Saks, Dillard's, Nordstrom, Lord & Taylor, Federated Department Stores (including Bloomingdale's, Bloomingdale's by Mail and Macy's) and Belk Stores, and many smaller sporting goods and specialty stores. The Company continues to re-evaluate its product offerings to gain additional penetration in the activewear market in department stores.

LEGWEAR

         The Company sells its legwear products to approximately 750 accounts, representing over 2,000 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's and Bloomingdale's), May Co. stores (including Kaufmans, Filenes, Hecht, Famous Barr, Robinson May, Foleys, Meier and Frank and Lord & Taylor), Dillards, Dayton Hudson - Marshall Field's, Nordstrom, Saks Fifth Avenue, and Talbot's (including its catalog).

         The Company provides a diversity of legwear products to its customer base at each price/quality level, and seeks market niches for product expansion. Within the legwear market, the market is divided principally by retail price points, with designer brands such as Givenchy(R) occupying the upper price point positions with generally higher gross margins, non-designer brands, such as Round-the-Clock(R), occupying the middle price point positions and private label products at varied price points, depending upon the retailer's brand image.

STORE OPERATIONS

FULL PRICE RETAIL

         The Company has operated a full price retail store under the Danskin(R) name on Columbus Avenue in New York City since November 1994. The store covers approximately 3,000 square feet and is designed exclusively for women, offering a wide assortment of Danskin(R) products. The Company is presently undertaking a refurbishment of its Columbus Avenue location, which it anticipates being completed in the second quarter. The Company believes that the full price store concept will be applicable in other major metropolitan areas and in selected upscale mall locations in the United States. However, it is presently focusing on improving the operations and performance of its current retail store base, developing a formula, which it can then successfully apply to additional store locations.

OUTLETS

         The Company currently operates 34 outlet stores located in 19 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,800 to 8,000 square feet, with the average being approximately 4,000 square feet. These stores traditionally have provided a channel of distribution for closeout merchandise. The Company has taken steps that have improved inventory turns and margins for its outlet stores. See "--Strategy -- Store Strategy -- Outlet Stores."

OPERATIONS

ACTIVEWEAR

         The Company manufactures over 45% of its activewear products at its 275,000 square foot plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that manufacturing domestically allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends, thus enabling the Company to defer authorization of fabric cutting until product samples have been seen by buyers. In addition, York is operating principally as a bottoms source, which has longer, more efficient runs, and is the focal point for product development. In order to complement the York plant, the Company has acquired a sewing facility in Mexico, operating under NAFTA, that currently produces activewear products with lower costs. This facility provides the activewear plant with expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. In addition, as the Company progresses in its strategy of diversification of its activewear product offerings, it expects to source an increasing proportion of total production through offshore contractors. To help ensure the success of this effort, the Company has recently hired an executive, whose primary responsibility is determining the most effective means and location for producing the Company's activewear products. In addition, new management, under its "right-sizing" initiatives, has made significant progress in evaluating processes, plant layout, and reducing headcount, which will result in efficiencies.

         The York plant has a dyeing facility, which enables the Company to hold basic garments in an undyed state and then to dye them when customer orders are received, thereby minimizing inventory risk and inventory levels. Distribution of activewear is made from the Company's distribution center in York, Pennsylvania.

LEGWEAR

         The Company manufactures its hosiery in its 281,000 square foot facility in Grenada, Mississippi. The new management has also made progress in increasing plant efficiency through its "right-sizing" efforts in Pennaco. Specifically, significant headcount reductions have been instituted to date and plant layout is in the process of being revamped. The plant operates over 412 high-speed knitting machines, including 42 newly acquired state of the art machines, which enable the Company to be a market leader in innovation and quality. The plant also has a state-of-the-art dyeing facility that has helped make Pennaco a recognized leader in the industry for its fashion and color offerings. Legwear distribution facilities are also located in Grenada, Mississippi.

         The Company continues to process a substantial and increasing portion of its customer orders through EDI programs, which permit the electronic receipt of purchase orders and, in some cases, the electronic transmission of invoices. In addition, the Company has an established a "Quick Response Program" for certain high volume styles, which has enhanced its EDI replenishment capabilities and has enabled it to ship products within three to five days of receiving an order.

SALES

         The Company's domestic sales force presently consists of approximately 17 sales people; 6 of whom are responsible for marketing the Company's activewear product lines and 11 of whom are responsible for marketing the Company's legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores. The Company has an inside Sales and Customer Service Departments that supplement area coverage and provide assistance to accounts. The Company periodically reviews the structure of its sales force and makes adjustments based on the Company's needs.

         The activewear sales force is headed up by the Vice President, General Manager of Brand Danskin(R). Reporting to the Vice President, General Manager are three sales Vice Presidents. Each Vice President is responsible for a distinct customer class of trade. Our major classes of trade distinctions are as follows: Sporting Goods, Department Stores and Specialty Stores. The Company employs a direct sales force responsible for the Sporting Goods and Department Store classes of trade. The Specialty Store class of trade is handled by an independent sales force. Currently, Danskin has contracts with eight independent representatives, who are currently fielding sixteen field representatives. In addition, Danskin employs a sales person solely responsible for our private label and closeout businesses. Sales account executives are compensated on a straight salary basis, and independent sales representatives are compensated on a commission basis.

         The Pennaco sales force is comprised of Company employees whose responsibilities are structured around the Division's major accounts. To drive the Division's revenue, the Company has, among other steps, recently adjusted the compensation structure for the Pennaco sales force to be comprised of a combination of base salary and commission.

         The Company emphasizes its commitment to customer service through a staff of approximately 50 area representatives, located throughout the country, whose principal responsibility is field merchandising of legwear products in department stores. These representatives are present in the stores during peak consumer traffic periods; they merchandise the selling fixtures, instruct store personnel about effective selling, conduct seminars, interact directly with consumers and are available to support in-store events and promotions, all with the goal of maximizing sales of the Company's products. To a lesser extent, they also merchandise the Company's activewear products in department stores and certain sporting goods stores.

         Export sales are generally made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(R) activewear directly. The Canadian sales force is managed by a Company employee.

MARKETING

         The overall marketing strategy for activewear is a two-tiered program developed to satisfy the needs of the consumer while maximizing the presence and support of the Danskin brand at retail. The strategy combines consumer trends and purchasing habits with a grass roots marketing campaign grounded in providing product information to the consumer.

         Responding to the 1998 SGMA/Sports Apparel Monitor stating that 83% of women purchase an individual item rather than a complete outfit, the Company developed an item-driven merchandising strategy presented at retail in color multipliers. Retailers who have embraced the new merchandising strategy, added excitement and interest to their in-store presentation by offering key items in a variety of colors. The Company is in the process of supplementing its efforts with informational hang tags and signage. Due to this strategic repositioning, the Company has experienced a number of success stories with recent increases at The Sports Authority's and Nordstrom's, and new account openings with Kohl's and Footlocker Canada.

         The Company responded to the movement towards low impact and meditative activities by introducing Zen Sport by Danskin, a yoga-inspired collection of active lifestyle apparel. The Company continues to experience ongoing success with an expansion to all doors at Saks Fifth Avenue due to their strong sell-throughs, and new account opening with Bloomingdales for Spring 2000.

         The Company's marketing strategy for hosiery is predicated on providing innovative products that respond to changing fashion and consumer trends. Feminine and lingerie-inspired fashion trends caused the Company to introduce Passion Privee, a collection of hosiery that indulges the senses with beautiful legs and lace accents. Nordstrom is among the top retailers who have experienced favorable sell-throughs. With the latest footwear trends of strappy sandals, the Company responded with an introduction of an innovative, patent-pending non-slip sole pantyhose under its Round-The-Clock(R) label.

         For both legwear and activewear, the Company continues to promote and market its products through aggressive in-store promotions, co-op advertising, consumer sampling opportunities, and publicity. In addition, the Company is working closely with the stores in visual merchandising programs keyed to the Company's vision of either a complete legwear resource or an active lifestyle brand.

         One of the Company's primary marketing vehicles for activewear is its ownership and title sponsorship of the Danskin Women's Triathlon Series, an annual seven city series distance triathlon competitions for female amateur athletes. The Company uses the Series as a promotional event for both retailers and consumers, offering seminars at retail stores for participants prior to the race event in each location. The Company further evidences its support of women's programs by donating a percentage of the triathlon entry fee to the Susan G. Komen Breast Cancer Foundation.

SEASONALITY

         The Company's business achieves seasonally higher financial performance in its September fiscal quarter, principally as a result of "back-to-school" purchases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

SUPPLIERS

         The Company's raw materials consist principally of piece goods and yarn that are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company obtains Lycra(R) from DuPont. Although from time to time there have been shortages of Lycra(R); such shortages have not adversely affected the Company. The Company does not have long-term formal arrangements with any of its suppliers. Due to capital constraints encountered during 1999, the Company was unable to adequately satisfy its raw material requirements. New management is in the process of negotiating with suppliers to re-instate favorable credit terms which it has historically enjoyed. Based on the capital infusion and progress made to date, the Company anticipates that it will adequately be able to satisfy its ongoing raw material requirements.

TRADEMARKS

         The Company owns and utilizes a variety of trademarks, the principal ones being Danskin(R), Zen Sport from Danskin(TM), Danskin Girl(TM), Parklane(R) and Round-the-Clock(R). The Danskin(R) trademark is owned by the Company worldwide, except in Japan, and is registered with the United States Patent and Trademark Office and in most other major jurisdictions of the world. In Japan, the trademark is owned by the Company's former licensee, Goldwin, Inc.

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

EMPLOYEES

         As of March 1, 2000, the Company employed approximately 1,071 persons, of whom 635 were employed at Danskin, 399 were employed at Pennaco and the remainder was employed at the Company's executive offices. At such date, 844 of the Company's employees were paid on an hourly basis, and the remainders were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

COMPETITION

         The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better established brand names, than the Company. The Danskin(R) brand competes with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Fila, Champion, Authentic Fitness and Weekend Exercise Company. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Kayser-Roth Corp. and Ithaca Industries, Inc. The Company does not market its legwear either in the mass-market channels of distribution or in food or drug stores.

         STATEMENTS CONTAINED HEREIN AND IN THE FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES, AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL THAT RELATED TO THE COMPANY'S FUTURE PERFORMANCE, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR 2000 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR

PHRASES SUCH AS "ANTICIPATES,' "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

ITEM 2.  PROPERTIES

         The Company leases its principal executive offices and showroom located at 530 Seventh Avenue in New York City. Such lease provides for an average annual base rent of $736,000 and expires in December 2008.

         The Danskin plant is located in York, Pennsylvania and contains office space, inventory storage space and a shop area where a significant portion of the Company's activewear products are manufactured. This facility is owned by the Company. Danskin also leases a distribution facility in York, Pennsylvania. Such lease provides for annual rent of $511,000 and expires in September 2000.

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

         The Company also has committed to lease space for 35 retail stores at annual rents ranging from $34,000 to $343,000 under leases expiring during the fiscal year ending 2000 through fiscal 2004. Nine outlet store leases expire in 2000. The Company continually reviews the operations and profitability of its retail locations and will make lease renewal determinations based upon such review. The Company may, based upon such review, attempt to negotiate additional lease terminations.

         The Company believes that its facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of additional growth. None of the Company's properties is leased from any affiliated entity.

         Substantially all of the Company's properties and other assets are pledged to Century Business Credit Corporation (CBCC) to secure the Company's obligations under the Loan and Security Agreement with CBCC. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources" and Note 12 in the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1999, shareholders holding a majority of the voting stock of the Company, voted to amend the Company's Certificate of Incorporation to increase the number of shares authorized thereunder to 250,000,000 shares.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Bid quotations for the Company's Common Stock may be obtained from the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market. The following table presents the quarterly high and low bid quotations during the last two fiscal years. Since June 1997, the Common Stock has traded solely in the over-the-counter market. The quotations set forth below, therefor, reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                        HIGH              LOW
                                                                        ------            ------
FISCAL YEAR ENDED DECEMBER 26, 1998
    Three-month period ended March                                      $2.250            $0.480
    Three-month period ended June                                        2.750            1.375
    Three-month period ended September                                   2.125            1.000
    Three-month period ended December                                    1.687            0.687

FISCAL YEAR ENDED DECEMBER 25, 1999
    Three-month period ended March                                      $1.310            $0.562
    Three-month period ended June                                        1.250            0.625
    Three-month period ended September                                   0.812            0.270
    Three-month period ended December                                    1.062            0.240

         As of December 25, 1999, the number of stockholders of record of the Company's Common Stock was approximately 200.

      The Company has not declared any cash dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan and Security Agreement with CBCC prohibits the payment of dividends without the lender's consent.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

       Commencing with the nine months ended December 30, 1995, the Company changed its fiscal year to the last Saturday in December. The following selected consolidated operating data for the fiscal year ended March 1995, the fiscal nine months ended December 30, 1995, and the five fiscal twelve months ended December 30, 1995, December 28, 1996, December 27, 1997 December 26, 1998, and December 25, 1999, and the financial position for each of the periods then ending, have been derived from the consolidated financial statements of the Company. The twelve month period ended December 30, 1995 is herein referred to as the "Twelve Months 1995" and the nine-month period ended December 30, 1995 is referred to as "Nine Months 1995". The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Annual Report on Form 10-K.


                                                                     FISCAL NINE
                                                     FISCAL YEAR     MONTHS ENDED    TWELVE
                                                     ENDED MARCH       DECEMBER    MONTHS ENDED
 (in thousands, except per share amounts)            -----------     ------------  ------------
                                                         1995           1995           1995
                                                     -----------     ------------  ------------
INCOME STATEMENT DATA:

Net revenues
     Danskin                                          $  74,608      $  56,732      $  76,337
     Pennaco                                             53,510         37,055         49,601
                                                      ---------      ---------      ---------
        Total                                           128,118         93,787        125,938

Cost of goods sold
     Danskin                                             45,979         35,028         47,244
     Pennaco                                             41,367         27,153         36,874
                                                      ---------      ---------      ---------
        Total                                            87,346         62,181         84,118

Gross profit
     Danskin                                             28,629         21,704         29,093
     Pennaco                                             12,143          9,902         12,727
                                                      ---------      ---------      ---------
                                                         40,772         31,606         41,820

Selling, general and administrative expenses             44,077         29,851         41,895
Non-recurring charges (1)                                 4,143          1,100          3,598
Interest expense                                          3,928          3,699          4,943
                                                      ---------      ---------      ---------
(Loss) before (benefit from) provision for
     income taxes, cumulative effect of a
     change in accounting method
     and extraordinary item                             (11,376)        (3,044)        (8,616)
(Benefit from) provision for income taxes (2)            (1,719)           178            (20)
                                                      ---------      ---------      ---------
(Loss) before cumulative effect of a change in
     accounting method and extraordinary item            (9,657)        (3,222)        (8,596)
Extraordinary item (3)                                     --             --             --
                                                      ---------      ---------      ---------
Net (loss) income                                        (9,657)        (3,222)        (8,596)
                                                      =========      =========      =========

Preferred Stock dividend                                   --             --             --
                                                      ---------      ---------      ---------

Losses applicable to Common Stock                     ($  9,657)     ($  3,222)     ($  8,596)
                                                      =========      =========      =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Net loss per share before extraordinary item (4)      ($   1.51)     ($   0.50)     ($   1.34)

Net income per share for extraordinary item (3)            --             --             --

Net loss per share after extraordinary item               (1.51)         (0.50)         (1.34)
                                                      =========      =========      =========
Weighted average number of common
shares outstanding                                        6,396          6,415          6,415
                                                      =========      =========      =========

Working Capital                                       $  17,618      $  25,656      $  25,656
Total assets                                             77,741         67,742         67,742
Long-term debt (excludes current obligations)            24,399         36,666         36,666
Total debt (6)                                           45,725         41,101         41,101
Total stockholders' equity (deficit)                      5,195          1,519          1,519



                                                                  FISCAL YEARS ENDED DECEMBER
                                                      ------------------------------------------------------
                                                         1996           1997           1998           1999
                                                      ----------     ---------      ---------      ---------
Net revenues
     Danskin                                          $  80,608      $  81,158      $  73,468      $  60,643
     Pennaco                                             47,537         40,828         35,273         27,327
                                                      ---------      ---------      ---------      ---------
        Total                                           128,145         40,828        108,741         87,970

Cost of goods sold
     Danskin                                             49,056         52,314         44,805         43,902
     Pennaco                                             34,554         29,508         23,623         21,387
                                                      ---------      ---------      ---------      ---------
        Total                                            83,610         81,822         68,428         65,289

Gross profit
     Danskin                                             31,552         28,844         28,663         16,741
     Pennaco                                             12,983         11,320         11,650          5,940
                                                      ---------      ---------      ---------      ---------
                                                         44,535         40,164         40,313         22,681

Selling, general and administrative expenses             42,026         40,174         42,112         36,312
Non-recurring charges (1)                                  --              300          2,419            795
Interest expense                                          4,721          4,278          2,513          5,462
                                                      ---------      ---------      ---------      ---------

(Loss) before (benefit from) provision for
     income taxes, cumulative effect of a
     change in accounting method
     and extraordinary item                              (2,212)        (4,588)        (6,731)       (19,888)
(Benefit from) provision for income taxes (2)             2,777            245            190             20
                                                      ---------      ---------      ---------      ---------

(Loss) before cumulative effect of a change in
     accounting method and extraordinary item            (4,989)        (4,833)        (6,921)       (19,908)
Extraordinary item (3)                                     --            5,245           --             --
                                                      ---------      ---------      ---------      ---------
Net (loss) income                                        (4,989)           412         (6,921)       (19,908)
                                                      =========      =========      =========      =========
Preferred Stock dividend                                    202            425          1,114          1,078
                                                      ---------      ---------      ---------      ---------
Losses applicable to Common Stock                     ($  5,191)     ($     13)     ($  8,035)     ($ 20,986)
                                                      =========      =========      =========      =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Net loss per share before extraordinary item (4)      ($   0.80)     ($   0.66)     ($   0.50)     ($   0.89)

Net income per share for extraordinary item (3)            --        $    0.66           --             --

Net loss per share after extraordinary item               (0.80)         (0.00)         (0.50)         (0.89)
                                                      =========      =========      =========      =========
Weighted average number of common
shares outstanding                                        6,513          7,942         16,168         23,493
                                                      =========      =========      =========      =========

Working Capital                                       $  24,559      $  19,070      $   6,545      $   8,235
Total assets                                             66,940         55,022         57,706         47,888
Long-term debt (excludes current obligations)            31,589          9,667          6,674         11,500
Total debt (5)                                           41,558         21,539         24,703         21,541
Total stockholders' equity (deficit)                        801          1,681         (3,900)         5,874


(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE NUMBERS)

(1) Non-recurring charges for the fiscal 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark. Non-recurring charges of $2,419 for the fiscal year ended December 26, 1998 consisted of costs related to certain executive employee severance costs, provision established for the remaining net lease obligation for the former corporate office on 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the recognition of the Sea & Ski Receivable and the gain on the sale of the Reading, PA outlet store. Non-recurring charges of $300 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs. Non-recurring charges were $1,100 for the nine months ended December 30, 1995 and consisted of losses on certain license arrangements and certain executive employee severance costs. Non-recurring charges were $4,143 (net of $700 in related party interest income) for the fiscal year ended March 25, 1995. The non-recurring charges included costs associated with the potential acquisition of affiliated entities, a reserve for additional amounts due from Esmark, Inc. ("Esmark"), the Company's former parent, an accrual for certain executive compensation costs and costs associated with certain litigation, and the write-off of certain non-operating long-term assets.

(2) Fiscal year ended December 28, 1996 included a $4,500 increase in the deferred tax valuation allowance, which reduced the net deferred tax asset to zero.

 (3) The recognized gain of $5,245 represents the difference between (a) the recorded value of the Company's obligations under the term loan portion of its secured credit facility with First Union and (b) the fair value of the securities issued to Danskin Investors in connection with such refinancing and a recapitalization, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with such recapitalization and refinancing. This gain was applied against the Company's net operating loss carry forward, available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code. See "Risk Factors -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 12 and 18 in the Notes to Consolidated Financial Statements.

(4) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share," which requires presentation of basic earnings per share (EPS) and diluted earnings per share and requires the restatement of EPS for all prior periods reported. The Company has adopted this statement as of December 27, 1997.

       In September 1997, (i) the Board of Directors declared a stock dividend on the Common Stock equal to one share of Common Stock for each 11.99 shares of Common Stock held of record as of the close of business on September 22, 1997 (these shares were retroactively applied in the accompanying financial statements for the earnings per share calculation) and (ii) the Board of Directors redeemed the rights issued pursuant to the Rights Agreement, dated as of June 5, 1996, between the Company and First Union, as rights agent, for $.01 per right in cash to holders of Common Stock held of record as of the close of business on September 22, 1997. Also in September 1997, 1,630,000 Stock Options were granted to certain key personnel, 1,050,000 of which were exercisable immediately.

(5) In December 1999, in connection with the Company's issuance of Series E Stock, and the elimination of the Additional Collateral Amount and the Overadvance Amount, the Loan and Security Agreement was amended (the "December Amendment") to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and (ii) increase the amount available under the Term Loan Facility to $11,500. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. The revolving credit obligations totaled $10,041 as of December 25, 1999. See Note 12 to Consolidated Financial Statements.

       Effective October 8, 1997, the Company entered into the Loan and Security Agreement with CBCC, which provides for loans to the Company maturing on December 8, 2004, thereby refinancing all amounts owing First Union. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit. In connection with the closing of the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300. At the closing, two terms loans were advanced to the Company in accordance with the terms of the Term Loan Facility in the aggregate principal amount of $10,000. See Note 12 in the Notes to Consolidated Financial Statements.

       Bank debt obligations totaled $45,725 as of March 25, 1995, with revolving credit obligations totaling $31,325 and term obligations totaling $14,400. Effective June 22, 1995, the Company amended the First Union Loan Agreement, pursuant to which an additional $8,000 in term loan refinancing was obtained reducing revolving credit obligations to a balance of $22,000 and increasing term loan obligations to $22,000. In addition, the maturity date of all obligations to First Union was extended from August 1996 to March 2002. Total First Union debt obligations as of December 28, 1996 and December 30, 1995 amounted to $41,558 and $36,101, respectively, including revolving credit balances of $20,000 and $14,100, respectively, and term loan obligations of $21,600 and $22,000, respectively. Total debt obligations as of December 28, 1996 included $5,000 of convertible subordinated debentures. Total revolving credit availability in excess of utilization under the terms of the First Union Loan Agreement amounted to $3,500 and $8,500 as of December 28, 1996 and December 30, 1995, respectively, and $2,000 at March 25, 1995. See Note 12 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion provides an assessment of Danskin, Inc. (the "Company") results of operations, capital resources and liquidity which should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of the Company and its two divisions, Danskin and Pennaco.

RECENT EVENTS

         During fiscal 1999, capital constraints impacted all aspects of Danskin, Inc.'s businesses. This included, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory; poor reporting systems and the absence of an integrated and focused retail strategy.

         A number of positive steps have been taken by the Company. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman, and a number of new senior executives, addressed the aforementioned operational issues. In this regard, in December 1999, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility). In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

The Company incurred a net loss of $20,986 for the fiscal year ended December 25, 1999. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,489. Based on the aforementioned infusion of new capital, which resulted in $10,000 in undrawn availability at close, and new management's "right-sizing" actions, the Company believes it will have sufficient liquidity in year 2000 to operate the business in the normal course. (See Liquidity and Capital Resources.) As described above, although new management has taken positive steps in improving business processes, which it believes will improve ongoing profitability for the Company, the capital constraints and the timing of the arrival of new management occurred too late in the year to significantly positively impact 1999.

FISCAL YEAR END

         The Company's fiscal year ends on the last Saturday in December.

RESULTS OF OPERATIONS

(COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 25, 1999 WITH THE FISCAL YEAR ENDED DECEMBER 26, 1998) (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET REVENUES

Net revenues for the fiscal year ended 1999 amounted to $87,970, a decrease of $20,771, or 19.1% from $108,741 for the fiscal year ended 1998. Danskin activewear net revenues, which includes the Company's retail operations, decreased $12,825, to $60,643, or 17.5%, in fiscal 1999 from $73,468 in fiscal 1998. Revenues were adversely impacted by capital insufficiency during the entire year, and, in particular, severe capital constraints during the second half of the year, which, among other things, adversely impacted the Company's ability to purchase piece goods. In addition, in June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. Capital constraints impacted all aspects of Danskin's business and, in particular, Danskin's ability to fulfill customers' orders. This resulted in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of a poor fulfillment record. Revenues were also negatively impacted by the absence of a focused and integrated merchandising and selling strategy. Retail revenues declined as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

During the second half of fiscal 1999, new management addressed the foregoing issues and in December, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility which resulted in $10,000 in undrawn availability at close) (See Liquidity and Capital Resources.) Several new members of management were recruited to the Company, including a new Executive Vice President and Chief Financial Officer, Vice President and General Manager, Brand Danskin, Vice President and General Manager, Pennaco, Vice President, Manufacturing and Production, Vice President Sporting Goods, Brand Danskin, and a Director of Planning and Forecasting.

The Company's marketing of activewear wholesale products continues to address the trend toward casual wear and emphasizes fashion and dancewear product offerings complementing the Company's basic replenishment products. The Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic re-order/fulfillment programs (Electronic Data Interchange "EDI") in an effort to drive its replenishment business, to increase open-to-buy-levels which, in many cases, were reduced by the decline in fulfillment rate in fiscal 1999, and to seek out new customers and new channels of distribution.

In addition to the recent management additions, senior management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructure, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKU's, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to maximize the replenishment business. As a further step, and to drive the volume in the specialty store class of trade, the Company recently converted to an independent commissioned sales representative strategy for such channel, and has contracted with independent, fully commissioned sales representatives and agents. The Company believes that this strategy will allow it to more effectively service and grow its specialty store account base resulting in increased revenues.

Sales in the Company's retail stores were $16,900 for fiscal 1999, a decrease of $3,307 or 16.4% from 1998 sales of $20,207. Comparable retail store sales declined 17.5% for 1999. The decline in retail store sales is attributable to the aforementioned capital constraints encountered during the year, inadequate retail strategy, inventory and reporting systems. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, as it now has the capital resources to do so, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or underperforming locations.

Pennaco legwear revenues amounted to $27,327 for fiscal 1999, a decline of $7,946, or 22.5%, from the prior fiscal year sales of $35,273. The decline in legwear revenues versus the prior fiscal year reflects the negative impact of the previously discussed capital constraints, an ongoing weakness in the sheer hosiery market, and in particular, sales of basic "everyday" sheer hosiery, as well as the expiration of the Anne Klein(R) legwear license at December 31, 1998, which contributed $1,636 in net revenues for 1998, and the adverse impact of going from single pack to TakeTwo value pack for Round-the-Clock(R). In addition, Pennaco did not hire a Vice President, General Manager, until midyear, fiscal 1999. Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty, and dot.com channel segments, as well as in a more focused strategy by new management since the Ralph Lauren Hosiery license was abandoned. Substantial product development and research resources were committed to this license in 1999 that will be more effectively deployed on the opportunities outlined above. Among new niche products being offered is Passion Privee(R) , which has been well received.

GROSS PROFIT

Gross profit was $22,681 or 25.8% of net revenues for fiscal 1999, a decline of $17,632 from the fiscal 1998 gross profit of $40,313 or 37.1% of net revenues. However, as a result of the capital constraints, margins were largely impacted by poor credit terms from vendors, incomplete vendor shipments, inefficient production starts and stops, as well as the resultant, aforementioned, poor fulfillment record. New management has instituted improved business processes and accountability Company-wide.

Danskin activewear gross profit, as a percentage of net revenues, decreased to 27.6% for fiscal 1999 versus 39.0% of net revenues for fiscal 1998. The fiscal year decrease was largely a result of capital constraints and the absence of a focused and integrated merchandising and sales strategy, which contributed to a sub-optimum sales mix, increased sales of closeout inventory, unfavorable manufacturing variances, higher product development and design costs, as well as markdowns taken in the Company's retail/outlet stores to stimulate sales and reduce inventory and increased reserves for obsolescence. In addition, as a result of the capital constraints, margins were negatively impacted by poor credit terms from vendors, incomplete vendor shipments, inefficient production stops and starts and dilution on customer accounts, principally due to late shipments, short shipments and cancellations. The Company has initiated a program to phase out unprofitable styles within its existing lines.

Pennaco legwear gross profit, as a percentage of net revenue, decreased to 21.7% in fiscal 1999 from 33.0% for prior year 1998. The lower gross profit level is driven, principally, by the higher sales mix of lower margin Round-the-Clock (R) Take Two value pack product and legwear continuity programs, coupled with the decline in revenues impacting higher margin products and certain operating inefficiencies due to capital inadequacy and the related lower production volume. Customer markdown allowances for the liquidation of the Round-the-Clock(R) single packs in the stores contributed to the reduction in Pennaco margins. In addition to the aforementioned product development programs, the Company has also initiated a program to phase out unprofitable styles within its existing lines at Pennaco, implemented cost improvement programs, and price increases on Round-the-Clock (R), which, to date, have not been negatively received by customers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

Under new management, the Company has undergone a thorough review of its selling, general and administrative expenses and has reduced expenses and the infrastructure to right-size the organization. This encompassed implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes as well as significant head count reductions at all divisions. As indicated previously, the Company is also in the process of streamlining retail operations to reduce operating costs. Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $5,800, or 13.8 %, to

$36,312, or 41.3% of net revenues in fiscal 1999 compared to $42,112 or 38.7% of net revenues for fiscal 1998. Selling, general and administration expenses, excluding retail store operating costs, decreased $8,450, or 27.2%, to $22,617, or 31.8% of net revenues, for fiscal 1999, from $31,067, or 35.1% of net revenues, for fiscal 1998. The decrease in expenses for 1999 was principally a result of a reduction in advertising, selling and administrative functions.

INTEREST EXPENSE

Interest expense amounted to $5,462 for fiscal 1999 and $2,513 for fiscal 1998. Interest expense for fiscal 1999 includes the amortization of warrants issued in connection with the bridge financing amounting to $2,055. Refer to Note 17.
The Company's effective interest rate, excluding the warrants, was 10.4% for fiscal 1999 versus 9.8% for fiscal 1998. The increase in interest is due to higher levels of debt during fiscal 1999 and higher interest rates due to the delay in the capital financing.

NON-RECURRING CHARGES

Non-recurring charges for the fiscal 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark.

INCOME TAX PROVISION

The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the net loss in 1999 and 1998 and reflects a provision for minimum state taxes. No benefit has been recorded for generated net operating losses during 1999 and 1998. The Company's net deferred tax balance was $0 at both fiscal 1999 and 1998.

NET (LOSS)

As a result of the foregoing, the net loss was $19,908 for fiscal 1999; a decline of $12,987 compared to the net loss of $6,921 for fiscal 1998. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,489.

(COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 26, 1998 WITH THE FISCAL YEAR ENDED DECEMBER 27, 1997)

NET REVENUES

Net revenues for the fiscal year ended 1998 amounted to $108,741, a decrease of $13,245, or 10.9%, from $121,986 for the fiscal year ended 1997.

Danskin activewear net revenues, which includes the Company's retail operations, decreased $7,690, to $73,468, or 9.5%, in fiscal 1998 from $81,158 in fiscal 1997. The Company's wholesale business decreased $8,014 or 13.1% over fiscal 1997. The major decreases for net revenues were principally attributable to a decline in the Company's Private Label business, the discontinuance of the licensed SHAPE(R) activewear product line, and the elimination of the Dance France(R) business. Comparable retail store sales increased 4.6%. In its retail stores, the Company continued its efforts to improve store product offerings, renegotiate existing leases and streamline store operations. Marketing of activewear wholesale products continues to address the trends towards casual wear, and to emphasize fashion and dancewear product offerings.

Pennaco legwear net revenues declined $5,555, or 13.6%, to $35,273 for fiscal 1998 from $40,828 for fiscal 1997. The decline in legwear revenues reflects a confirmed weak sheer hosiery market in the department store class of trade, targeted SKU reductions designed to eliminate low margin and slow turning styles, and to a lesser extent, a decline in the Company's private label business and the termination of the Anne Klein (R) legwear license.

GROSS PROFIT

Gross profit increased $149, or .4%, to $40,313 for the twelve months ended December 26, 1998 from the same prior year period. Gross profit as a percentage of net revenues increased to 37.1% for the twelve months ended December 26, 1998 from 32.9% for the same prior year period.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal 1998, selling, general and administrative expenses, which include retail store operating costs, increased $1,938, or 4.8%, to $42,112, or 38.7% of net revenues, compared to $40,174, or 32.9% of net revenues for fiscal 1997. Selling, general and administrative expenses, excluding retail store operating costs, increased $2,845, or 10.1% to $31,067, or 35.1% of net revenues, for fiscal 1998, from $28,222, or 27.6% of net revenues, for the same prior year period. The increase for fiscal 1998 was principally a result of increased advertising for the Danskin brand and the new Packables business, higher compensation expense, including one-time charges of $1,000 relating to changes in senior management, and professional services, offset, in part, by reduced selling and marketing expenses.

INTEREST EXPENSE

Interest expense amounted to $2,513 for fiscal 1998 and $4,278 for fiscal 1997, due primarily to a lower effective interest rate and lower levels of debt. The Company's effective interest rate was 9.8% and 11.1% for 1998 and fiscal 1997, respectively. The effective interest rate decrease over the prior year is primarily due to lower amortization of deferred financing costs and lower interest rates associated with the refinancing with Century Business Credit Corporation.

NON-RECURRING CHARGES

Non-recurring charges were $2,419 for the fiscal year ended December 26, 1998. These charges consisted of severance costs related to the resignation and termination of former executives of the Company, a provision established for the remaining net lease obligation for the former corporate office at 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the reversal of a reserve against an outstanding amount owed the Company for the sale of a trademark, and the gain on the sale of the Reading, PA outlet store.

INCOME TAX PROVISION (BENEFIT)

The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses and the effect of state taxes for both fiscal 1998 and fiscal 1997. No benefit has been recorded for operating losses generated in 1998 and 1997. Fiscal 1997 was also affected by the Alternative Minimum Tax. The Company's net deferred tax balance was $0 at both December 26, 1998 and December 27, 1997.

NET (LOSS)

As a result of the foregoing, and as a result of the extraordinary gain in fiscal 1997 discussed below, the net loss was $6,921 for the fiscal 1998, a decline of $7,333 from the $412 net income for fiscal 1997.

SEASONALITY

In the fiscal years ended December 1999 and December 1998, the Spring and Fall season, shipped in the first and third quarter, respectively, continued to generally represent the best volume period for activewear and legwear.

The following table summarizes the net revenues, operating (loss) income before non-recurring charges, interest and taxes and net (loss) income of the Company before preferred stock dividends, for each of the fiscal March, June, September and December quarters in the last two fiscal years:


                                                                 FOR THE FISCAL QUARTERS ENDED
                                                                           (DOLLARS IN THOUSANDS)
                                                MARCH         JUNE        SEPTEMBER      DECEMBER
                                              ---------     ---------    -----------    -----------
1999

Net Revenues                                  $ 24,141      $ 23,526      $ 21,173      $ 19,130
Income (loss) before
non-recurring charges, interest and taxes       (2,181)       (1,885)       (2,318)       (7,247)
Net (loss)                                      (2,870)       (2,675)       (3,348)      (11,015)(1)

1998
Net Revenues                                  $ 28,251      $ 26,444      $ 27,959      $ 26,087
(Loss) Income before
non-recurring charges, interest and taxes         (174)          334          (674)       (1,285)
Net (loss)                                      (1,757)         (319)       (1,862)       (2,983)


(1) The loss for the fiscal quarter ended December 25, 1999 was adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,395.

INFLATION

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and Western Europe in recent years have had a significant effect on its net revenues.

YEAR 2000 READINESS DISCLOSURE

Prior to the end of fiscal 1999, the Company engaged an outside consultant to test and verify that the Company's information systems were year 2000 compliant. In addition, the Company assessed and remediated its non-information systems. The Company's information systems and non-information systems tested and verified as year 2000 compliant. Moreover, the Company has not experienced any significant operational problems posed by year 2000 issues. The Company has a high degree of confidence that its systems will continue to be reliable from a year 2000 perspective.

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

Net cash flow used in operations increased by $6,841 to $8,314 for fiscal 1999, from a use of cash in operations of $1,473 in fiscal 1998, principally attributable to the increased operating loss in fiscal 1999, decreases in accounts payable and accrued expenses, offset by decreases in inventories, accounts receivable and prepaid expenses.

Working capital was $8,235 at December 25, 1999 compared to $6,545 at December 26, 1998. The increase in working capital is primarily attributable to $15,210 in proceeds from the sale of preferred stock in the fourth quarter and an increase of $4,040 in the term loan portion of the Company's secured credit facility. (Refer to Notes 12 and 13 of the Consolidated Financial Statements for a discussion of the sale of preferred stock and the refinancing of the term loan potion of the Company's secured credit agreement). Excluding the $19,250 generated by such activities, net borrowings from the revolving line of credit were $13,262, which were primarily used to fund operations, investments in capital expenditures and payment of term loans, financing costs and recapitalization expenses.

As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company (i) recently completed an equity private placement offering of $15,210 of convertible preferred stock, and a refinancing of the term loan portion of its secured credit facility which resulted in approximately $10,000 of undrawn availability under such facility at the closing of the transaction, (ii) implemented a cost savings strategy Company-wide which has resulted in, and the Company believes will continue to produce, significant reductions in the Company's infrastructure expenses, and (iii) taken actions to increase the revenue of each of its operating segments.

Specifically, in December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus (y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing, within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the above, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

In addition, in connection with the Company's issuance of the Series E Stock, the Company's loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC or the "Lender") was amended (the "December Amendment") to, among other things, (i) increase the amount available under the term loan portion of the facility to $11,500, providing the Company with $4,040 in additional capital, (ii) provide for interest only payments being required through December 2001, providing the Company with $4,600 of additional liquidity, and (iii) extend the maturity date of the entire facility from October 8, 2002 to December 8, 2004.

The December Amendment also imposed an additional Event of Default which stipulates that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month
(i) less than $3,000 and shall not have increased the undrawn availability above $3,000 within thirty (30) days of such occurrence, or (ii) less than $2,000. Availability at December 25, 1999 was approximately $9,200.

Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of (a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than $2,000 as of the end of December 1999, and as of the end of each month thereafter. At December 25, 1999, the Company's tangible net worth was approximately $5,600.

Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

In connection with the execution of the December Amendment, the Company paid CBCC a $75 amendment fee and issued 550,000 warrants to CBCC to purchase an aggregate of 550,000 shares of Common Stock of the Company at $.27 per share.

Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") issued by the Company pursuant to the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "1997 Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC ("Danskin Investors"), and in connection with the refinancing of the Company's obligations to First Union National Bank, (Refer to Note 12 to the Consolidated Financial Statements), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. The Company elected to pay such accrued but unpaid dividends in Common Stock. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

The Company expects to finance its short term growth, working capital requirements, capital expenditures, management information systems upgrades and debt service requirements principally from the additional capital and liquidity provided by the sale of Series E Stock and the refinancing of its secured term debt, as discussed above, along with vendor arrangements.

The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company may need additional financing, however, for the acquisition or development of any new business or programs, including the development of its strategy to develop Danskin.com as a content and commerce site for active women.

STRATEGIC OUTLOOK

         The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by continuing to develop new and innovative activewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

         The Company continues to pursue a `Primary Resource Strategy,' moving Brand Danskin(R) beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin(R) to the consumer beyond `activewear' to one of `active lifestyle.' The Company continues to expand the visibility of Brand Danskin(R) beyond its traditional channels of distribution to alternative channels such as the internet (select retailer sites), direct mail, and home shopping television channels.

         The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. The Company's business strategy with respect to the Pennaco division is to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

Internet Strategy- The Company has developed, and intends to implement, a robust Internet strategy in the near future. The strategy is predicated upon the strong recognition of Brand Danskin-Registered Trademark(registered) among women, and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin-Registered Trademark(registered)'s high recognition and credibility presents a unique opportunity to create and implement a lifestyle Internet site focused on content and contextual commerce relevant to dance and physical activity. The strategy contemplates the creation of a majority owned subsidiary to be called Danskin.com, which would host vendor commerce offerings from a variety of branded vendors each selling its product line on Danskin.com on an exclusive basis. Under this model Danskin.com would realize revenue in a similar fashion as traditional franchisors, being paid "rent" for the location, royalties for sales made under the Danskin.com mark, and a contribution toward content production and marketing measured by a percent of sales revenue generated at the Danskin.com site. The strategy also contemplates that the start-up phase of Danskin.com will be financed by the Company.

It is the company's intention to seek strategic and/or venture capital partners/investors shortly after the start-up phase, and to finance growth and marketing of Danskin.com with the proceeds of such investment in Danskin.com. If successful through the foregoing first two phases of the strategy it is the Company's intention to undertake a public offering of Danskin.com. Although the Company's Internet strategy has been received with interest by several investment bankers and potential investors, there can be no assurance that the Company or Danskin.com will successfully raise sufficient funds to implement its strategy, or that if implemented, that its strategy will be successful.

         In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities for Brand Danskin(R) as well as seeking to increase its presence in international markets.

         Based on the foregoing and the previously discussed infusion of new capital, which resulted in $10,000 in undrawn availability at close, and new management's "right-sizing" actions, the Company believes it will be able to implement its strategy.

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

         CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION BELOW, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2000 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOUCRING.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market- risk in the form of interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required pursuant to Item 8 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the Company's directors and executive officers:

                                                                                                 Year Term as Director
            Name                           Age                 Position                                 Expires
------------------------------------------------------------------------------------------------------------------------
Donald Schupak (1)(3)(4)..............      56          Chairman of the Board                       1998

Carol J. Hochman (1)..................      49          President, Chief Executive Officer          1999
                                                        and Director

John A. Sarto.........................      48          Executive Vice President and
                                                        Chief Financial Officer

Margaret B. Pritchard.................      37          Secretary, General Counsel and
                                                        Senior Vice President, Business
                                                        Development

Andrew J. Astrachan (1)(4)............      40          Director                                    1997

David Chu.............................      45          Director                                    1999

Michael Hsieh (2)(3)..................      41          Director                                    1998

James P. Jalil (1)(2).................      51          Director                                    1997

Nina McLemore (4).....................      54          Director                                    1999

Henry T. Mortimer, Jr.(2).............      57          Director                                    1997

Larry B. Shelton (2)..................      65          Director                                    1998

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

        ANDREW J. ASTRACHAN, age 40, has been a director of the Company since September 1997. He is the President and founder of Onyx Partners, Inc., an investment bank. From 1985 to 1990, Mr. Astrachan was employed at Drexel, Burnham & Lambert. Prior to that, he was a Vice President at Salomon Brothers Inc. from 1981 to 1985.

        JAMES P. JALIL, age 51, has been a director of the Company since September 1997. He has been a senior corporate partner with the law firm of Shustak Jalil & Heller since 1992. Prior to that, Mr. Jalil was a corporate partner at Lane & Mittendorf from 1982 to 1992.

        HENRY T. MORTIMER, JR., age 57, has been a director of the Company since August 1992. He has been the Managing Director of Financial Security Assurance, Inc., a financial guarantee insurance company. Previously, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a director of Tipiak, S.A., a French food manufacturing company and a director of Financial Security Assurance (UK) Limited.

        CLASS III (TERMS TO EXPIRE IN 1998)

        DONALD SCHUPAK, age 56, has been a director of the Company since October 16, 1996 and became the Chairman of the Board of Directors on March 27, 1997. He is the Chairman of the Board of Directors of Learn2.com, a public Internet company that develops and markets e-learning products and services. He is also the Chief Executive Officer of the Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients. Mr. Schupak founded the Schupak Group in 1980. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company N/K/A Hanover Direct. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by Mr. Schupak.

        LARRY B. SHELTON, age 65, has been a director of the Company since October 1994. He is the President of Shelton & Associates, a management consulting firm specializing in the apparel industry. In 1991, he retired as President and Chief Operating Officer of Genesco, Inc., an apparel manufacturing company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

        MICHAEL HSIEH, age 41, has been the President of LF International, Inc., a venture capital company, since 1986 and a director of Li & Fung (BVI) Ltd. since 1992. He was previously with R.H. Chapell Co., a San Francisco venture capital firm, and with Merrill Lynch Capital Markets Group.

        CLASS I (TERMS TO EXPIRE IN 1999)

        CAROL J. HOCHMAN, age 49, became the Chief Executive Officer of the Company in June 1999. Prior to joining the Company, Ms. Hochman served as the Group President for Accessories at Liz Claiborne, Inc. Prior to Liz Claiborne, Ms. Hochman spent six years in the International Division of May Department Stores.

        DAVID CHU, age 45, is the President, Chief Executive Officer and chief designer of Nautica International, Inc., an apparel licensed product company he founded in 1983. He is a member of the Counsel of Fashion Designers of America
(CFDA) and a director of the Educational Foundation for the Fashion Industries (an advisory body to the Fashion Institute of Technology). In addition, Mr. Chu is a trustee of The Asia Society and The China Institute.

        NINA MCLEMORE, age 54, has been a director of the Company since September 1997 and became the Vice Chairperson of the Board on December 10, 1997. She is a Senior Managing Partner of Regent Capital Partners, L.P., a private investment firm. She previously served as a member of the Executive Committee of Liz Claiborne, Inc. from 1989 to 1993 and was responsible for acquisitions, start-ups and new business opportunities in 1993. Prior to that, Ms. McLemore was President of Liz Claiborne Accessories from 1980 to 1992. She serves as a Director for Santa Monica Amusements, Inc., Talton Holdings, Inc., and Evercom, Inc.

OFFICERS

        JOHN A. SARTO has been the Executive Vice President and Chief Financial Officer of the Company since January 2000, having previously acted as an internal financial consultant since July 1999. Prior to joining Danskin, Mr. Sarto was Senior Engagement Manager for the Schupak Group, the merchant banking and consulting firm headed by the Company's Chairman, Donald Schupak from December 1998. From 1994 to 1997, Mr. Sarto was the Chief Financial Officer at SLM International, Inc. where he was brought in to help restructure the troubled Canadian sporting goods/toy company. From 1988 to 1993, Mr. Sarto was the Chief Financial Officer at Brook Group Ltd., a multi-billion dollar, diversified holding company. Prior to that, Mr. Sarto was Vice President, Corporate Controller of Mastercard International from 1987 to 1988. Mr. Sarto is a Certified Public Accountant.

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

        Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to Fiscal 1999. Based on written representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, the only late reports filed for Fiscal 1999 were Forms 3, 4, and 5 for directors and executives relating to stock option grants.

BOARD OF DIRECTORS AND BOARD COMMITTEES

        The Board of Directors formally met four times in 1999. In addition, the Board of Directors, and individual members of the Board, met numerous times throughout fiscal 1999 to monitor the Company's activities and operations, in light of the management changes and capital constraints experienced by the Company.

        The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

        The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Donald Schupak, Carol J. Hochman, James P. Jalil and Andrew J. Astrachan. The Executive Committee held numerous meetings during fiscal 1999, in light of the management changes and capital constraints experienced by the Company.

        The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee consist of Larry
B. Shelton, Henry T. Mortimer, Michael Hsieh and James P. Jalil. The Audit Committee held two meetings during 1999.

        The Compensation Committee is generally responsible for reviewing and making recommendations to the Board of Directors concerning remuneration of the Company's key employees, including executive officers. The Compensation Committee also grants stock options pursuant to the Stock Option Plan. The members of the Compensation Committee consist of Donald Schupak and Michael Hsieh. The Compensation Committee did not meet during 1999.

        The Nominating Committee is generally responsible for recommending appropriate individuals to serve as members of the Board of Directors. The members of the Nominating Committee consist of Donald Schupak, Andrew J.

Astrachan and Nina McLemore. The Nominating Committee did not meet during 1999.

ITEM 11.   EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE

       The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had five executive officers during the fiscal year ended December 25,1999 ("fiscal 1999"). In June 1999, Ms. Volker was replaced as Chief Executive Officer. Ms. Hobbs resigned her position as SVP Marketing effective June 1999. Ms. Landman resigned her position as President, Pennaco Division effective July 1999.


                                                                                          Other Annual    Stock        All Other
                                                Fiscal         Salary       Bonus         Compensation   Options     Compensation
        Name and Principal Position              Year            ($)         ($)               ($)         (#)           ($)
        ---------------------------------------------------------------------------------------------------------------------------
        Carol J. Hochman (1)                     1999          237,020      86,500               --     5,040,000    232,452  (2)
        President,
        Chief Executive Officer

        M. Catherine Volker (3)                  1999          173,077          --               --            --      2,500  (4)
        Chief Executive Officer                  1998          310,896     337,500  (5)                 2,550,000    448,000  (4)

        Beverly Eichel (6)                       1999                                                        -       187,596  (7)
        Chief Financial Officer                  1998          250,000          --               --                   60,156  (7)
                                                 1997          250,000      37,500               --       680,000      4,026

        Debbie Hobbs (8)                         1999           99,231      20,000               --            --      1,570  (9)
                                                 1998          133,659      30,000               --       225,000      2,550  (9)

        Denise Landman (10)                      1999          127,770          --                                       652 (11)
                                                 1998          127,723      50,000                        225,000        676 (11)

        Margaret B. Pritchard                    1999          203,077          --               --       550,000      2,036 (12)
                                                 1998          184,615      75,000               --       125,000      1,173 (12)
                                                 1997          127,692          --               --       100,000                -

        Mary Ann Domuracki (13)                  1999               --          --               --            --     92,984 (14)
                                                 1998           80,769          --               --            --    336,439 (14)
                                                 1997          350,000      37,500               --     1,020,000      4,436 (14)


     --------------------

(1)  Ms. Hochman became Chief Executive Officer of the Company effective June
     1999.
(2) Amounts shown as "Other Compensation" for Ms. Hochman include (i) $230,000 atrributable to a stock grant, and (ii) a $2,452 contribution by the Company in 1999 as the 25% matching contribution for the first 4% of earnings contributed by Ms. Hochman to the Company's Savings Plan, a tax qualified plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participant's contributions up to 4% of such compensation. A participant becomes 33% vested in the matching contributions after three years of service, 66 2/3% after four years of service and 100% after five years of service.
(3)  Ms. Volker was replaced as Chief Executive Officer in June 1999.
(4) Amounts shown as "Other Compensation" for Ms. Volker include (i) $445,000 attributable to a stock grant, and (ii) a $2,500 contribution by the Company in each of 1999 and 1998.
(5) Amounts shown as "Bonus" include a sign-on bonus in the amount of $150,000 which was paid to Ms. Volker in connection with the execution of her employment agreement, and $187,500 which was paid to Ms. Volker in respect of fiscal 1998 in accordance with the terms of such agreement.
(6) Ms. Eichel resigned her position as Chief Financial Officer of the Company effective September 1998.
(7)  Amounts shown as "Other Compensation" for Ms. Eichel include (x) in 1999,
     (i) $187,500 in severance in accodance with the terms of her employment agrement, and (ii) a $96 matching contribution to the Savings Plan; (y) in 1998, (i) a $2,500 matching contribution to the Savings Plan, (ii) vacation and deferred compensation totaling $54,647, (iii) a premium paid by the Company in respect of a life insurance policy for the benefit of Ms. Eichel the amount of $1,145, and (iv) a premium paid by the Compant with respect to a long term disability policy for the benefit of Ms. Eichel in the amount of $1,864; and (z) in 1997, (i) premiums paid by the Company in respect of a life insurance policy for the benefit of Ms. Eichel in the amount of $1,060, (ii) a $2,375 matching contribution to theSavings Plan, and (iii) a discretionary profit sharing contribution of $591 made by the Company in shares of Common Stock (314 shares).
(8) Ms. Hobbs resigned her position as Senior Vice President Marketing effective June, 1999.
(9) Amounts shown as "Other Compensation" for Ms. Hobbs include, (x) for 1999, a $1,570 matching contribution to the Saving Plan, and (y) for 1998, (i) $670 attributable to COBRA payments made by the Company for the benefit of Ms. Hobbs, and (ii) $1,880 matching contribution to the Savings Plan.
(10) Ms. Landman resigned her position as President, Pennaco Division effective July, 1999.
(11) Amounts shown as other compensation for Ms. Landman include a $652 and a $676 matching contribution to the Savings Plan in 1999 and 1998, respectively.
(12) Amounts shown as other compensation for Ms. Pritchard include a $2,036 and a $1,173 matching contribution to the Savings Plan in 1999 and 1998, respectively.
(13) Ms. Domuracki was replaced as Chief Executive Officer of the Company on March 2, 1998.
(14) Amounts shown as "Other Compensation" for Ms. Domuracki include (x) for 1999, (i) $91,539 in severance in accordance with the terms of her employment agreement; and (ii) a $1,445 matching contribution to the Savings Plan; (y) in 1998, (i) $269,231 in severance in accordance with the terms of her employment agreement;(ii) vacation and deferred compensation totaling $89,840, (iii) premiums paid by the Company in respect of life and long term disability policies for the benefit of Ms. Domuracki in the amount of $1,650, and $5,718, respectively, and (v) a $2,500 matching contribution to the Savings Plan; and (z) in 1997,(I) premiums paid by the Company in respect of life insurance policies for the benefit of Ms. Domuracki in the amount of $1,470, (ii) a $2,375 matching contribution to the Savings Plan, and (iii) a discretionary profit sharing contribution of $591 made by the Company in shares of Common Stock (314 shares).

STOCK OPTION GRANTS IN LAST FISCAL YEAR

       The following table shows information for Fiscal Year 1999 respecting stock option grants to each named executive officer.


                                      Individual Grants                                Grant Date Values
                       ------------------------------------------------         ------------------------------------
                       Number of Securities    Percent of Total Options
                        Underlying Options       Granted to Employees in        Exercise   Expiration  Present Value
    Name                    Granted                   Fiscal Year                 Price       Date     Grant Date (2)
---------------------- ---------------------   ------------------------         ---------  ----------- -------------
M. Catherine Volker            0                          0%                       N/A         N/A          --
Beverly Eichel                 0                          0%                       N/A         N/A          --
Debbie Hobbs                   0                          0%                       N/A         N/A          --
Denise Landman                 0                          0%                       N/A         N/A          --
Margaret B. Pritchard     550,000 (1)                     5%                      $0.27      12/8/09        $77,000
Mary Ann Domuracki             0                          0%                       N/A         N/A          --



(1) Pursuant to the terms of a Stock Option Agreement between the Company and Ms. Pritchard, dated December 8, 1999, Ms. Pritchard was granted 550,000 options to purchase Common Stock at a per share price of $.27, 50,000 of which were exercisable immediately. The options are, under certain circumstances, exercisable through December 8, 2009.

(2) The present values on the grant date are calculated under the Black-Scholes valuation model. The Black- Scholes valuation model is a mathematical formula used to value options, and considers historical stock price volatility, the exercise period of the option and interest rates. The Black-Scholes valuation model was chosen in accordance with Securities and Exchange Commission rules; however, this model should not be construed as an endorsement of its accuracy at valuing options. The real value of the options in this table depends upon the actual performance of the Common Stock during the applicable period.

        AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table shows information for fiscal 1999 respecting stock options for each named executive officer.


                                                        NUMBER OF SECURITIES
                                                             UNDERLYING            VALUE OF UNEXERCISED IN-
                         SHARES ACQUIRED     VALUE      UNEXERCISED OPTIONS          THE-MONEY OPTIONS AT
    NAME                  ON EXERCISE       REALIZED   AT FISCAL YEAR END (1)       FISCAL YEAR END (2)($)
------------------------ ---------------    --------   ----------------------      ------------------------
M. Catherine Volker           ---              $0                 0                                $0
Beverly Eichel                ---              $0              120000                              $0
Debbie Hobbs                  ---              $0                 0                                $0
Denise Landman                ---              $0                 0                                $0
Margaret B. Pritchard         ---              $0              775,000                        $22,000
Mary Ann Domuracki            ---              $0                 0                                $0


(1) 267,916 options are presently exercisable.

(2) The value of an unexercised option at December 25, 1999 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 25, 1999, as published by the National Quotation Bureau.

EMPLOYMENT AGREEMENTS

         CAROL J. HOCHMAN. Effective June, 1999, the Company reached an agreement with Caol J Hochman concerning the terms and conditions of her employment by the Company as President and Chief Executive Officer of the Company through June 30, 2004, subject to earlier termination for death, resignation or removal. Ms. Hochman's annual base salary is $425,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as indentified by the Board upon consultation with Ms. Hochman and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 25, 1999 was $86,500. Under Ms. Hochman's agreement, if she resigns her employment for `good reason' (as defined), if the Company terminates her employment without `cause' (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments for a period of (y) two years if such termination occurs within the first 24 months of employment, or (z) one year if such termination occurs after the first 24 months of employment, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.

         In accordance with the terms of her employment agreement, effective December 8, 1999, Ms. Hochman received a grant of one million shares of Common Stock of the Company.

         In addition, on December 8, 1999, and in accordance with the terms of her employment arrangement, Ms. Hochman purchased 5,404,000 shares of common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company in the original principal amount of $1,360,800. The Promissory Notes bear interest at 7% per annum payable annually.

           JOHN A. SARTO. As of July 8, 1999, the Company entered into an employment agreement with John A. Sarto, employing him as an internal financial consultant through Janaury 2000, and thereafter, as Executive Vice President, Chief Financial Officer of the Company through July 1, 2002, subject to earlier termination for death, resignation or removal. Mr. Sarto's annual base salary is $275,000. He is entitled to receive an annual performance bonus of up to 75% of his base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Mr. Sarto and upon approval of the budget for the respective fiscal year. The performance bonus for fiscal year ended December 25, 1999 was $53,000. Under Mr. Sarto's agreement, if he resigns his employment for `good reason' (as defined), if the Company terminates his employment without `cause' (as defined), or he resigns by reason of a `change of control' (as defined), the Company will be obligated to continue his base salary payments for a period of (x) six months if such termination occurs within the first 12 months of employment, (y) one year if such termination occurs after the first 12 months of employment, and (z) two years if such termination occurs after twenty-four months following the commencement of employment, and, in each case, he will be entitled to a pro rata portion of his performance bonus.

     In accordance with the terms of his employment agreement, Mr. Sarto received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and twenty five thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest in accordance with a performance based vesting schedule.

           MARGARET B. PRITCHARD. As of October 26, 1999, the Company entered into an employment agreement with Margaret B. Pritchard, employing her as Senior Vice President, General Counsel of the Company from October 26, 1999 through October 31, 2002, subject to earlier termination for death, resignation or removal. Ms. Pritchard's annual base salary is $220,000. She is entitled to receive an annual performance bonus of up to 50% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Ms. Pritchard and upon approval of the budget for the respective fiscal year. Under Ms.

Pritchard's agreement, if she resigns her employment for `good reason' (as defined), if the Company terminates her employment without `cause' (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments for a period eighteen months She will be entitled to a pro rata portion of his performance bonus.

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

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company are not compensated for serving as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000 plus fees of $1,000 per day for attendance at meetings of the Board of Directors and $500 per day for attendance at meetings of its committees. Each of the directors appointed by Danskin Investors has agreed to waive receipt of such amount until such time as they, as a group, direct the Company to the contrary. All non-employee directors of the Company are reimbursed for out-of-pocket expenses. In addition, each non-employee director receives, upon such person's initial election as a director, a grant of an option to purchase 50,000 shares of the Common Stock under the Stock Option Plan at fair market value, exercisable in three equal installments on the first, second and third anniversaries of the grant date. Although Mr. Schupak does not receive a salary from the Company, the Company provides for a payment of $10,000 per month to an entity designated by Mr. Schupak to defray his office overhead, and he is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

CERTAIN TRANSACTIONS

     On September 22, 1997, in connection with the Company's refinancing of its secured debt and the issuance of Series D Preferred Stock, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, the Schupak Warrant for the purchase of 5,372,315 shares of Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. In consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of (x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, commencing on the date of effectiveness of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of its authorized shares to 100,000,000 and prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, each of David Chu and Nina McLemore, directors of the Company, purchased from the Company, for $14,815 and $29,607 respectively, a warrant for the purchase of 795,900 shares of Common Stock and 1,591,797 shares of Common Stock, respectively, at an exercise price of $.30 per share.

         In accordance with the terms of her employment agreement, effective December 8, 1999, Ms. Hochman received a grant of one million shares of Common Stock of the Company. In addition, Ms. Hochman purchased 5,040,000 shares of common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company, in the original principal amount of $1,361. The Promissory Notes bear interest at 7% per annum, payable annually.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 1, 2000, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock;
(ii) each director and each named executive officer; and (iii) all executive officers and directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. On March 1, 1999, there were outstanding 73,985,878 shares of Common Stock (including 1,083 shares held by a subsidiary of the Company) and 3,042 shares of Series E Preferred Stock.

BENEFICIAL OWNERSHIP OF SECURITIES.

                                                                      BENEFICIAL OWNERESHIP
                                             --------------------------------------------------------------------
   NAME AND ADDRESS                          AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF OUTSTANDING VOTING
   OF BENEFICIAL OWNER                                   OWNERSHIP                            SECURITIES
   -------------------                       -------------------------------        -----------------------------
Danskin Investors, LLC. (1)                62,898,470 Common Stock                              47.40%
9595 Wilshire Boulevard                             - Series E Preferred Stock                      0%
Beverly Hills, CA  90121

S.G. Cowan (2)                              9,677,419 Common Stock                               7.86%
32 Old Slip                                       600 Series E Preferred Stock                  19.72%
New York, NY  10004

Charles Dolan (2)                           6,451,612 Common Stock                               5.24%
c/o Cable Vision                                  400 Series E Preferred Stock                  13.15%
1111 Stewart Avuenue
Bethpage, NY  11714

Donald Schupak (3)                          5,948,315 Common Stock                               4.61%
                                                    - Series E Preferred Stock                      0%

David Chu (4)                                 645,597 Common Stock                               0.52%
                                                   40 Series E Preferred Stock                      1%

Nina McLemore (5)                             801,730 Common Stock                               0.65%
                                                    - Series E Preferred Stock                      0%

Carol  J. Hochman                           6,040,000 Common Stock                               4.91%
                                                    - Series E Preferred Stock                      0%

Margaret B. Pritchard (6)                     147,916 Common Stock                               0.12%
                                                    - Series E Preferred Stock                      0%

Henry T Mortimer, Jr.(6)                       27,500 Common Stock                               0.02%
                                                    - Series E Preferred Stock                      0%

Larry B. Shelton (6)                           27,500 Common Stock                               0.02%
                                                    - Series E Preferred Stock                      0

Andrew J. Astrachan(4)                      1,104,494 Common Stock                               0.90%
                                                   40 Series E Preferred Stock                      1%

Michael Hsieh (6)                              23,333 Common Stock                               0.02%
                                                    - Series E Preferred Stock                      0%

James P. Jalil (6)                             23,333 Common Stock                               0.02%
                                                    - Series E Preferred Stock                      0%

Cathy Volker                                  897,459 Common Stock                               0.73%
                                                    - Series E Preferred Stock                      0%

Beverly Eichel (6)                            120,000 Common Stock                               0.10%
                                                    - Series E Preferred Stock

Mary Ann Domuracki                                  - Common Stock                                  0%
                                                    - Series E Preferred Stock                      0%

Debbie Hobbs                                        - Common Stock                                  0%
                                                    - Series E Preferred Stock                      0%

Denise Landman                                      - Common Stock                                  0%
                                                    - Series E Preferred Stock                      0%

All directors and executive                15,807,177 Common Stock                                 12%
officers as a group (7)                            80 Series E Preferred Stock                    2.6%
(15)

----------
*For purpose of this calculation, the outstanding voting securities of the Company include 73,985,878 shares of Common Stock presently issued and 49,064,516 shares of Common Stock issuable upon the conversion of the Series E Preferred Stock that the holders of the Series E Preferred Stock are entitled to vote.

(1) The amount shown as Common Stock includes Common Stock and a presently exercisable warrant.
(2) The amount shown as Common Stock includes those shares of Common Stock issuable upon conversion of the Series E Preferred Stock. Each share of Series E Preferred Stock entitles the holder thereof to one vote per share for each share of Common Stock that would be issued upon conversion of a share of Series E Preferred Stock (16,129 votes per share).
(3) Includes 5,808,315 shares of Common Stock underlying presently exercisable warrants and 20,000 shares of Common Stock underlyingpresently exercisable options.
(4) The amount shown as Common Stock includes those shares of Common Stock issuable upon convesion of the Series E Preferred Stock and presently exercisable warrants and presently exercisable stock options.
(5) The amount shown as Common Stock includes presently exercisable stock options and warrants.
(6) The amount shown as Common Stock includes presently exercisable stock options.
(7) The amount shown as Common Stock includes presently exercisable options presently exercisable warrants and shares of Common Stock issuable upon a convesion of the Series E Preferred Stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Company's issuance of a warrant to Mr. Schupak, Mr. Schupak executed a seven-year promissory note in favor of the Company in the original principal amount of $80,000. The promissory note bears interest at 6.55% per annum payable annually.

         On December 8, 1999, and in accordance with the terms of her employment arrangement, Ms. Hochman purchased 5,040,000 shares of Common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company in the original principal amount of $1,361. The Promissory Notes bear interest at 7% per annum payable annually.

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


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1.1             Amended and Restated Certificate of Incorporation of the
                  Registrant. (Incorporated by reference to Exhibit to the
                  Registration Statement of the Registrant on Form S-1 (Reg. No.
                  33-49274)(the "Registration Statement").)

3.1.2 Certificate of Correction, dated July 9, 1992, of the Amended and Restated Certificate of Incorporation of the Registrant.
                  (Incorporated by reference to Exhibit 3.1.2 to Amendment No. 1 to the Registration Statement ("Amendment No. 1").)

3.1.3 Certificate of Amendment, dated the 27th day of January, 1998 to the Amended and Restated Certificate of Incorporation of the Registrant.

3.2               Amended and Restated Certificate of Incorporation of the
                  Registrant dated as of January 27, 1998.

4.1               Form of Certificate for Common Stock of the Registrant.
                  (Incorporated by reference to Exhibit 4.1 to Amendment No. 1.)

4.2 Securities Purchase Agreement, dated as of September 22, 1997, between the Registrant and Danskin Investors, LLC.
                  (Incorporated by reference to Registrant's Form 8-K dated
                  September 22, 1997.)

4.2.1             Form of Warrant Issued to Danskin Investors, LLC.
                  (Incorporated by reference to Registrant's Form 8-K dated
                  September 22, 1997.)

4.2.2             Certificate of Designations of Series C Cumulative Convertible
                  Preferred Stock. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)

4.2.3             Certificate of Designations of Series D Cumulative Convertible
                  Preferred Stock. (Incorporated by reference to the Registrant's Form 8-K dated September 22, 1997.)

4.2.3A            Certificate of Amendment to Certificate of Designations,
                  Preferences and Rights of Series D Cumulative Preferred Stock of Danskin, Inc. (Incorporated by reference to the Registrant's Form 8-K dated December 21, 1999).

4.2.4             Promissory Notes of the Registrant's in favor of Danskin
                  Investors, LLC. (Incorporated by reference to the Registrant's
                  Form 8-K dated September 22, 1997.)

5.1               Cetificate of Designations, Preferences and Rights of 9%
                  Series E Senior Step Up Convertible Preferred Stock of
                  Danskin, Inc. (Incorporated by reference to the Registrant's
                  Form 8-K dated December 21, 1999).

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

*10.6.3E          Amendment Four, effective as of November 1, 1996, to Amended
                  Employment Agreement dated as of August 1, 1994 between the Registrant and MaryAnn Domuracki.

*10.6.4F          Amendment Five, effective as of September 22, 1997, to Amended
                  Employment Agreement dated as of August 1, 1994 between the Registrant and Mary Ann Domuracki.

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

10.10.6           License Agreement dated November 1, 1996, between Wundies,
                  Inc. and the Registrant. (Incorporated by reference to Exhibit
                  10.10.6 to the Registant's Form 10Q for the fiscal

21.1              Subsidiaries of the Registrant.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule.

99.1 Press release dated December 9, 1999. (Incorporated by reference to Exhibit 99.1 to the Registant's Form 8K dated
                  December 21, 1999.)

---------------
## Filed herewith

(b)  Reports on Form 8-K

        Form 8-K dated December 21, 1999

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 24, 2000                   DANSKIN, INC.

                                         By : /s/ Carol J. Hochman
                                         -----------------------------------
                                         Carol J. Hochman
                                         Chief Executive Officer

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

Signature                                   Capacity in Which Signed                       Date
---------                                   ------------------------                       ----

/s/ Carol J. Hochman
-------------------------------             Chief Executive Officer                        March 24, 2000
Carol J. Hochman

/s/ Donald Schupak
-------------------------------             Chairman of the Board                          March 24, 2000
Donald Schupak

/s/ John  A. Sarto                          EVP, and Chief                                 March 24, 2000
------------------------------              Financial Officer
John  A. Sarto

/s/ Andrew J. Astrachan                     Director                                       March 24, 2000
------------------------------
Andrew J. Astrachan

/s/ David Chu
-------------------------------             Director                                       March 24, 2000
David Chu

/s/ Michael Hsieh
-------------------------------             Director                                       March 24, 2000
Michael Hsieh

/s/ James P. Jalil
-------------------------------             Director                                       March 24, 2000
James P. Jalil

/s/ Nina McLemore
-------------------------------             Director                                       March 24, 2000
Nina McLemore.


/s/ Henry T. Mortimer, Jr.
-------------------------------             Director                                       March 24, 2000
Henry T. Mortimer, Jr.

/s/  Larry Shelton
-------------------------------             Director                                       March 24, 2000
Larry Shelton

                         DANSKIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                        -----------
Report of Independent Public Accountants                                                                       F-2

Consolidated Balance Sheets as of December 26, 1998 and December 25, 1999                                      F-3

Consolidated Statements of Operations for the fiscal years ended December 27, 1997,
         December 26, 1998, and December 25, 1999                                                              F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended
         December 27, 1997, December 26, 1998 and December 25, 1999                                            F-5

Consolidated Statements of Cash Flows for the fiscal years ended
         December 27, 1997, December 26, 1998 and December 25, 1999                                            F-6

Notes to Consolidated Financial Statements                                                              F-7 to F-27

Supplemental Financial Information:

              Unaudited Selected Quarterly Financial Information                                               S-1

Financial Statement Schedule:

              Schedule II Schedule of Valuation and Qualifying Accounts                                         S-2

                         DANSKIN, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Danskin, Inc.:

We have audited the accompanying consolidated balance sheets of Danskin, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of three fiscal years in the period ended December 25, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999 in conformity with generally accepted accounting principles in the United States.

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

                                                          ARTHUR ANDERSEN LLP

New York, New York
March 3, 2000

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                    ASSETS                                         DECEMBER 26, 1998       DECEMBER 25, 1999
                                                                                   -----------------       -----------------
Current assets:

      Cash and cash equivalents                                                            $546                    $663
      Accounts receivable, less allowance for doubtful accounts of
           $1,021 at December 26, 1998 and $1,087 at December 25, 1999                   13,518                   9,448
      Inventories                                                                        30,386                  24,159
      Prepaid expenses and other current assets                                           2,256                   1,756
                                                                                        -------                 -------
           Total current assets                                                          46,706                  36,026

      Property, plant and equipment - net of accumulated depreciation and amortization of $8,807 at December 26, 1998 and $9,366 at
           December 25, 1999                                                              9,773                  10,747
      Other assets                                                                        1,227                   1,115
                                                                                        -------                 -------
      Total assets                                                                      $57,706                 $47,888
                                                                                        =======                 =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Revolving line of credit                                                          $16,029                 $10,041
      Current portion of long-term debt                                                   2,000                       -
      Accounts payable                                                                    8,440                   7,316
      Accrued expenses                                                                   13,692                  10,434
                                                                                        -------                 -------
            Total current liabilities                                                    40,161                  27,791
                                                                                        -------                 -------

      Long-term debt, net of current maturities                                           6,674                  11,500
      Accrued dividends                                                                   1,176                      65
      Accrued retirement costs                                                            2,301                   2,658
                                                                                        -------                 -------
           Total long-term liabilities                                                   10,151                  14,223
                                                                                        -------                 -------
      Total liabilities                                                                  50,312                  42,014
                                                                                        -------                 -------

      Commitments and contingencies

      Series D Cumulative Convertible Preferred Stock, 2,400 shares
           Liquidation Value of $12,000                                                  11,294                       -

      Stockholders' (Deficit) Equity
      Series E Cumulative Convertible Preferred Stock, 3,042 shares
           Liquidation Value of $15,210                                                                          15,210
      Common Stock, $.01 par value, 100,000,000 shares authorized,
           20,916,693 shares issued at December 26, 1998 and 73,985,878 shares issued at December 25, 1999, less 1,083 shares held by
           subsidiary at December 26, 1998 and December 25, 1999                            209                     739
      Additional paid-in capital                                                         23,483                  39,853
      Notes receivable from stock sale                                                        -                  (1,361)
      Accumulated deficit                                                               (24,546)                (45,532)
      Accumulated other comprehensive loss                                               (3,046)                 (3,035)
                                                                                        -------                 -------
           Total Stockholders' (Deficit) Equity                                          (3,900)                  5,874
                                                                                        -------                 -------
      Total Liabilities and Stockholders' Equity                                        $57,706                 $47,888
                                                                                        =======                 =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                                             ENDED             ENDED             ENDED
                                                          DECEMBER 27,      DECEMBER 26,      DECEMBER 25,
                                                             1997              1998              1999
                                                           ---------        ----------        ----------
Net revenues                                                $121,986          $108,741           $87,970
Cost of goods sold                                            81,822            68,428            65,289
                                                           ---------        ----------        ----------
Gross profit                                                  40,164            40,313            22,681
Selling, general and administrative expenses                  40,174            42,112            36,312
Non-recurring charges                                            300             2,419               795
Interest expense                                               4,278             2,513             5,462
                                                           ---------        ----------        ----------
                                                              44,752            47,044            42,569
Loss before income tax provision and                          (4,588)           (6,731)          (19,888)
     extraordinary item
Provision for income taxes                                      245               190                20
                                                                ---               ---                --
Net loss before extraordinary item                            (4,833)           (6,921)          (19,908)
Extraordinary gain from early retirement of debt               5,245                 -                 -
                                                           ---------        ----------        ----------
Net income (loss)                                                412            (6,921)          (19,908)
Preferred dividends                                              425             1,114             1,078
                                                           ---------        ----------        ----------
Net loss applicable to Common Stock                             ($13)          ($8,035)         ($20,986)
                                                           =========        ==========        ==========

Basic and diluted net income (loss) per share:
Net income per share before extraordinary item                ($0.66)           ($0.50)           ($0.89)
Net income per share for extraordinary item                    $0.66                 -                 -
Net income (loss) per share after
extraordinary item                                             $0.00            ($0.50)           ($0.89)
                                                           =========        ==========        ==========
Weighted average number of common shares
     outstanding                                           7,942,000        16,168,000        23,493,000
                                                           =========        ==========        ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                 PREFERRED       COMMON          COMMON       ADDITIONAL
                                                   PREFERRED       STOCK         STOCK           STOCK         PAID-IN
                                                     SHARES       AMOUNT         SHARES          AMOUNT        CAPITAL
                                                     ------       ------         ------          ------        -------
Balance, December 28, 1996                            1,000                    6,046,255            $61        $19,665

    Comprehensive Income
        Net income
        Accumulated translation adjustment
        Minimum pension liabililty adjustment

    Total comprehensive income

    Preferred stock dividend                                                      56,689              1            124
    Reversal of accrued preferred stock
     dividend -1996
    Common Stock dividend                                                        511,171              5            148
    Purchase and retirement of Common Stock                                       (9,415)                          (20)
    Sales and contribution of Common Stock                                        32,293                            60
     to Employee Savings Plan

    Exchange of 10% Cumulative Preferred Stock       (1,000)                   3,333,333             33            (33)
     for shares of Common Stock
    Preferred stock dividend                                                     102,881              1            124
    Series D preferred dividend
    Warrants                                                                                                       359
    Rights Redemption                                                                                              (61)
                                                     ------       ------         ------          ------        -------
Balance, December 27, 1997                               -            -       10,073,207           $101        $20,366

    Comprehensive loss
        Net loss
        Minimum pension liabililty adjustment

    Total comprehensive loss

    Preferred stock dividend
    Sales and contribution of Common Stock                                        92,403              1             49
     to Employee Savings Plan
    Employee Stock Grant                                                         750,000              7            439
    Private Offering                                                           7,864,336             79          2,281
    Rights Offering                                                            2,135,664             21            319
    Warrants Issued                                                                                                 29
                                                     ------       ------         ------          ------        -------
Balance, December 26, 1998                               -            -       20,915,610           $209        $23,483

    Comprehensive loss
        Net loss
        Minimum pension liabililty adjustment

    Total comprehensive loss

    Preferred stock dividend
    Issuance of Series E Preferred Stock              3,042      15,210                                           (437)
    Conversion of Series D Preferred Stock                                    40,000,000            400         11,006
    Common Stock issued for Series D dividends                                 6,924,000             69          2,008
    Common Stock option exercises                                                  5,185                             4
    Employee Stock Grant                                                       1,100,000             11            313
    Warrants Issued                                                                                              2,165
    Stock sale                                                                 5,040,000             50          1,311
                                                     ------       ------         ------          ------        -------
    Balance, December 25, 1999                        3,042    $ 15,210       73,984,795           $739        $39,853
                                                     ======       ======         ======          ======        =======


                                                 NOTES                           ACCUMULATED
                                               RECEIVABLE                           OTHER
                                                  FROM        ACCUMULATED        COMPREHENSIVE
                                               STOCK SALE       DEFICIT          INCOME (LOSS)        TOTAL
                                               ----------       -------          -------------        -----
Balance, December 28, 1996                                      ($16,345)             ($2,580)         $801

    Comprehensive Income
        Net income                                                   412                                412
        Accumulated translation adjustment                                                 15            15
        Minimum pension liabililty adjustment                                             290           290
                                                                                                      -----
    Total comprehensive income                                                                          717
                                                                                                      -----
    Preferred stock dividend                                        (125)
    Reversal of accrued preferred stock                                                                  41
     dividend -1996                                               41
    Common Stock dividend                                           (153)
    Purchase and retirement of Common Stock                                                             (20)
    Sales and contribution of Common Stock                                                               60
     to Employee Savings Plan

    Exchange of 10% Cumulative Preferred Stock
     for shares of Common Stock
    Preferred stock dividend                                        (125)
    Series D preferred dividend                                     (216)                              (216)
    Warrants                                                                                            359
    Rights Redemption                                                                                   (61)
                                               ----------       -------          -------------        -----
Balance, December 27, 1997                                      ($16,511)             ($2,275)       $1,681

    Comprehensive loss
        Net loss                                                  (6,921)                            (6,921)
        Minimum pension liabililty adjustment                                            (771)         (771)
                                                                                                      -----
    Total comprehensive loss                                                                         (7,692)
                                                                                                      -----
    Preferred stock dividend                                      (1,114)                            (1,114)
    Sales and contribution of Common Stock                                                               50
     to Employee Savings Plan
    Employee Stock Grant                                                                                446
    Private Offering                                                                                  2,360
    Rights Offering                                                                                     340
    Warrants Issued                                                                                      29
                                               ----------       -------          -------------        -----
Balance, December 26, 1998                                      ($24,546)             ($3,046)      ($3,900)

    Comprehensive loss
        Net loss                                                 (19,908)                           (19,908)
        Minimum pension liabililty adjustment                                              11            11
                                                                                                      -----
    Total comprehensive loss                                                                        (19,897)
                                                                                                      -----
    Preferred stock dividend                                      (1,078)                            (1,078)
    Issuance of Series E Preferred Stock                                                             14,773
    Conversion of Series D Preferred Stock                                                           11,406
    Common Stock issued for Series D dividends                                                        2,077
    Common Stock option exercises                                                                         4
    Employee Stock Grant                                                                                324
    Warrants Issued                                                                                   2,165
    Stock sale                                   (1,361)                                                --
                                               ----------       -------          -------------        -----
    Balance, December 25, 1999                  ($1,361)        ($45,532)             ($3,035)       $5,874
                                               ==========       =======          =============        =====



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   FISCAL YEAR ENDED       FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                                                   DECEMBER 27, 1997       DECEMBER 26, 1998      DECEMBER 25, 1999
                                                                   -----------------       -----------------      -----------------
Cash Flows From Operating Activities:
Net income (loss)                                                         $    412                ($ 6,921)               ($19,908)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:

  Depreciation and amortization                                              2,476                   1,727                   2,002
  Write off of certain trademarks                                             --                       184                    --
  Extraordinary gain from early retirement of debt                          (5,245)                   --                      --
  Stock grants issued                                                         --                       446                     324
  Provision for doubtful accounts receivable                                    49                     327                     250
  Warrants Issued                                                                                                            2,165
  Loss on sale of on property, plant and equipment                              68                     954                      58
  Deferred income taxes                                                       --                      --                      --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                          1,109                   1,090                   3,820
    Decrease (increase) in inventories                                       5,361                  (1,672)                  6,227
    (Increase) decrease in prepaid expenses and other assets                (1,553)                   (698)                    898
    (Decrease)  increase  in accounts payable                               (1,639)                    397                  (1,124)
    (Decrease) increase in accrued expenses                                 (2,184)                  2,693                  (3,026)
                                                                          --------                --------                --------
Net cash used in operating activities                                       (1,146)                 (1,473)                 (8,314)
                                                                          --------                --------                --------

Cash Flows From Investing Activites:
  Capital expenditures                                                        (241)                 (4,673)                 (2,836)
                                                                          --------                --------                --------
Net cash used in investing activities                                         (241)                 (4,673)                 (2,836)
                                                                          --------                --------                --------
Cash Flows From Financing Activities:

    Net (repayments) borrowings under revolving line of credit              (1,430)                  7,490                  (5,988)
    Repayments of long-term debt                                              (333)                 (1,326)                 (2,157)
    Proceeds from term loans                                                  --                      --                     4,983
    Sale of Common Stock                                                      --                     3,000                    --
    Expenses associated with issuance of rights to purchase
     Common Stock                                                             --                      (299)                   --
    Payment of subordinated debt                                              --                    (3,000)                   --
    Purchase and retirement of Common Stock                                    (20)                   --                      --
    Sale of Common Stock to Savings Plan                                        60                    --                      --
    Common Stock option exercises                                             --                        49                       4
    Issuance of Series E Preferred Stock                                      --                      --                    15,210
    Expenses associated with the issuance of Series E
      Preferred Stock                                                         --                      --                      (437)
    Proceeds from recapitalization (Note16)                                  4,000                    --                      --
    Proceeds from warrant notes                                               --                        15                    --
    Financing costs incurred                                                (1,259)                    (45)                   (348)
                                                                          --------                --------                --------
Net cash provided by financing activities                                    1,018                   5,884                  11,267
                                                                          --------                --------                --------

Net (decrease) increase in Cash and Cash Equivalents                          (369)                   (262)                    117

Cash and Cash Equivalents, Beginning of Period                               1,177                     808                     546
                                                                          --------                --------                --------
Cash and Cash Equivalents, End of Period                                  $    808                $    546                $    663
                                                                          ========                ========                ========

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                             $  3,767                $  2,282                $  3,350
Income taxes paid                                                              345                      60                     118
Cash refunds received for income taxes                                        (121)                    (26)                    (63)

Non-Cash Activities

The Company declared a stock dividend of one share for every 11.99 shares of common stock on September 29, 1997.

Early extinguishment of long term debt resulted in an extraordinary gain of $5,245 (Note 18)

The Company issued 159,570 shares to the Bond Fund for Growth as a dividend in lieu of cash.

The Company issued a stock grant of 750,000 shares valued at $.594 per share to the CEO in February 1998.

The Company issued a stock grant of 100,000 shares valued at $.9375 per share to the CFO in January 1999.

The Company issued a stock grant of 1,000,000 shares valued at $0.23 per share to the CEO in December 1999.

The Company issued 12,103,200 warrants in connection with the bridge financing in November 1999. (Note 17)

The Company issued 550,000 warrants to CBCC in connection with the refinancing of the Company's secured bank debt (Note 17).

In December 1999, Carol Hochman issued a promissory note in the principal amount of $1,361 in connection with her purchase of Common Stock of the Company.

In December 1999, the Company issued a warrant to Utendahl Capital Partners in respect of their participation in the placement of the Company's Series E Stock (Note 17).



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       LIQUIDITY

During fiscal 1999 capital constraints impacted all aspects of Danskin, Inc.'s businesses. This included, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

A number of positive steps have been taken by the Company. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the company's secured credit facility) resulting in $10,000 in undrawn availability at close. (Refer to Notes 12 and 13 for a discussion of the equity private placement and the refinancing of the Company's bank debt.) In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

The Company incurred a net loss of $20,986 for the fiscal year ended December 25, 1999. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to the amortization of warrants issued and employee stock grants amounting to $2,489.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Danskin, Inc. (the "Company") was incorporated on February 21, 1986 to own and operate the business and assets of two divisions of a corporation acquired on July 22, 1986.

The Company currently operates under two divisions: Danskin, which designs, manufactures and markets dance wear, bodywear, tights and exercise apparel, and also operates 34 retail stores and one full price store; and Pennaco, which designs, manufactures and markets hosiery under the brand names
Round-the-Clock(R), and Givenchy(R), and under private labels for major retailers.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of the Company, including all of its operating divisions, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications were made to prior year information to conform to the current year presentation.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday in December. Fiscal 1997 ended on December 27, 1997, fiscal 1998 ended on December 26, 1998 and fiscal 1999 ended on December 25, 1999. In addition, all fiscal years presented contain 52 weeks.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:


                           DECEMBER 26,     DECEMBER 25,
                              1998              1999
                           ------------     ------------
Finished goods               $18,735          $13,978
Work-in-process                6,271            5,339
Raw materials                  4,725            4,365
Packaging materials              655              477
                             -------          -------
                             $30,386          $24,159
                             =======          =======


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

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average Common Stock and Common Stock equivalents outstanding. Common Stock equivalents, including Convertible Series D Preferred Stock, Convertible Series E Preferred Stock, management options and warrants, are reflected in diluted net income
(loss) per share except to the

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

extent they are antidilutive.

At December 25, 1999 the Company had the following common shares and common shares equivalents outstanding:

         Common Shares                                          73,985,878
         Preferred Stock                                        49,064,516
         Warrants                                               30,533,199
         Options                                                 7,592,683
                                                               -----------
Total Shares and Share Equivalents Outstanding:                161,176,276

Due to the net loss before extraordinary items for all periods presented, the assumed exercise of common stock equivalents would be antidilutive and thus have not been included as common stock equivalents for purposes of the calculation of diluted earnings per share.

REVENUE RECOGNITION

Revenue within the wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail store revenues are recognized at the time of sale. All revenue is net of returns.

ADVERTISING AND PROMOTION

All costs associated with advertising and promoting products are expensed when the advertising or event takes place. Costs associated with the Company's catalogs are expensed when the catalogs are distributed. Advertising and promotion expenses were $5,982 in fiscal 1997, $7,431 in fiscal 1998 and $4,575 in fiscal 1999.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes," which requires the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company, as permitted, continues to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB No.25"), "Accounting for Stock Issued to Employees," but discloses in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting. (See Note XX)

FINANCIAL INSTRUMENTS

In assessing the fair value of financial instruments at December 26, 1998 and December 25, 1999, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents; it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

The estimated fair values of the Company's financial instruments are summarized as follows:


                                        December 26, 1998                     December 25, 1999
                                   -----------------------------         -----------------------------
                                   Carrying          Estimated           Carrying           Estimate
                                    Amount           Fair Value           Amount           Fair Value
                                   ---------         -----------         ---------         -----------
Cash and cash equivalents          $    546           $    546           $    663           $    663
Revolving line of credit            (16,029)           (16,029)           (10,041)           (10,041)
Long-term debt                       (8,674)            (8,674)           (11,500)           (11,500)


Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. The Statement also requires that changes in derivative fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will be effective for the Company's financial statements in the year 2001. The Company is currently analyzing the impact of this new pronouncement on its financial position and results of operations.

3.   STOCK OPTION PLAN

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. STOCK OPTION PLAN (CONTINUED)

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

Effective May 18, 1998, the Executive Committee of the Board of Directors of the Company amended the Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares. On August 5, 1999, the Board of Directors amended the Stock Option Plan to increase the number of options available for grant thereunder by 2.5 million shares.

In October 1997, a total of 239,943 options were repriced with an exercise price of $.625. All participants granted options prior to repricing, with the exception of certain executives and outside directors, were given the opportunity to exchange previous grants, which were all originally granted at higher exercise prices (ranging from $1.875 to $4.875).

Under provisions of the Plan, as a result of deemed changes in control, prior vesting and fully vested grants, 628,978 options outstanding under the Plan as of December 27, 1997 were fully exercisable.

The following table summarizes the activity relating to the Plan as of and for the fiscal year ended December 27, 1997, the fiscal year ended December 26, 1998 and for the fiscal year ended December 25, 1999:



                                           FISCAL YEAR ENDED          FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                           DECEMBER 27, 1997          DECEMBER 26, 1998          DECEMBER 25, 1999
                                       --------------------------- -------------------------  -------------------------
                                                       WEIGHTED                  WEIGHTED                   WEIGHTED
                           EXERCISE                    AVERAGE                    AVERAGE                    AVERAGE
                            PRICE                      EXERCISE                  EXERCISE                   EXERCISE
                            RANGE      # OF SHARES      PRICE      # OF SHARES     PRICE      # OF SHARES     PRICE
                         ------------- --------------  ----------  ------------ -----------  -------------  ----------
Outstanding,             $  0.625-          701,918       $3.5940     759,034       $2.2750    2,462,776       $1.4140
beginning of year        $ 13.00

Granted                  $  0.270-          369,999       $0.7628   2,370,000       $1.5140    4,665,000       $0.3020
                         $  4.875

Canceled                 $  0.625-         (312,883)      $3.4440    (573,376)      $2.4140   (1,352,308)       $1.5610
                         $ 13.00

Exercised                $  0.625-          --            --          (92,882)      $0.6250       (5,185)      $0.6250
                         $  0.625

Outstanding, end of year $  0.270-          759,034       $2.2750   2,462,776       $1.4140    5,770,283       $0.4550
                         $ 13.00

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. STOCK OPTION PLAN (CONTINUED)

Options exercisable and shares available for future grant amounted to:

                                                     DECEMBER 26,        December 25,
                                                        1998                1999
                                                     ------------        -----------
         Options exercisable                            271,105           267,916
         Shares available for grant*                    844,342             1,650


The weighted average fair value of total stock options granted during 1999 was $0.15 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 1999: risk-free interest rate of 6.42%; no expected dividend yield; expected life of 9.54 years; and expected volatility of 38.73%, and for grants in 1998: risk-free interest rate of 5.53%; no expected dividend yield; expected life of
9.8 years; and expected volatility of 29.43%. Stock options generally expire 10 years from the grant date or at termination, if earlier. The stock options exercisable at December 25, 1999 have a weighted average exercise price of $0.30 per share.

-----------------------------------
* "Shares available for grant" under the Plan is equal to (a) the total number of options available for grant under the Plan, less (b) the sum of (x) options presently exercisable, (y) non-exercisable options, and (z) previously exercised options.

The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS No.123, the Company's pro forma net loss would have been $20,150 and net loss applicable to Common Stock and net loss per share (basic and diluted) for the fiscal year ended December 25, 1999 would have been $21,228 and $0.90 per share, respectively; for the fiscal year ended December 26, 1998, the Company's pro forma net income would have been $8.0 million and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been $9,100 and $0.56 per share, respectively; and for the fiscal year ended December 27, 1997, the Company's pro forma net income would have been $237 and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been $188 and $0.02 per share, respectively.

     In accordance with the terms of his employment agreement, John A. Sarto, Executive Vice President and Chief Financial Officer received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and twenty five thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest in accordance with a performance based vesting schedule.

4. STOCKHOLDER RIGHTS PLAN

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

5. STOCK MARKET LISTING

The Company's Common Stock was traded over-the-counter on the Nasdaq National Market under the symbol "DANS" until August 8, 1996, at which time it was moved to The Nasdaq SmallCap(TM) Market under the same symbol. Effective June 27, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with NASDAQ's

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  STOCK MARKET LISTING (CONTINUED)

minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market.

6. SAVINGS AND PROFIT SHARING PLAN

The Company maintains a savings and profit sharing plan (the "Savings Plan") for the benefit of employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal years ended December 27, 1997, December 26, 1998 and December 25, 1999, was approximately $150, $152 and $147, respectively. The Company also maintains an hourly savings and profit sharing plan (the "Hourly Savings Plan"), for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense.

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

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:



                                    DECEMBER 26,       DECEMBER 25,
                                       1998               1999
                                ----------------   ----------------
Land                                $     45           $     45
Buildings and improvements             1,777              1,777
Machinery and equipment                6,658              8,818
Furniture and fixtures                 4,345              4,364
Leasehold improvements                 2,680              3,311
Construction in progress               3,075              1,798
                                    --------           --------
                                      18,580             20,113
                                    --------           --------
Accumulated depreciation
and amortization                      (8,807)            (9,366)
                                    --------           --------
                                    $  9,773           $ 10,747
                                    ========           ========

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  OTHER ASSETS

Other assets consist of:


                                                      DECEMBER 26,     DECEMBER 25,
                                                          1998             1999
                                                      ------------    -------------
Deferred financing charges (net of accumulated
  amortization of $152 at December 1998
  and $315 at December 1999)                               $ 20          $  704
Unrecognized net pension obligation                         139             277
Notes receivable                                            488              89
Trademarks (net of accummulated amortization of
  $447 at December 1998 and $482
  December 1999)                                             80              45
                                                         ------          ------
                                                         $1,227          $1,115
                                                         ======          ======

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. ACCRUED EXPENSES

Accrued expenses consist of:



                                              December 26,       December 25,
                                                  1998              1999
                                              ------------       ------------
Salaries, wages and other compensation          $   695          $   501
Employee benefits                                 2,829            1,844
Accrued cooperative advertising and
promotion costs                                   4,821            3,572
Accrued rent                                      2,051            1,688
Other accrued expenses                            3,296            2,829
                                              ------------       ------------
                                                $13,692          $10,434
                                              ============       ============



10. NET REVENUES

Net revenues consist of:


                                    FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                       ENDED             ENDED             ENDED
                                    DECEMBER 27,       DECEMBER 26,     DECEMBER 25,
                                       1997               1998             1999
                                    ------------      -------------     ------------
Net Sales                             $120,965          $108,024          $ 87,408
Royalties and licensing fees             1,021               717               562
                                      --------          --------          --------
                                      ========          ========          ========
                                      $121,986          $108,741          $ 87,970
                                      ========          ========          ========



11. NON-RECURRING CHARGES

Non-recurring charges of $300 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs.

Non-recurring charges were $2,419 for the fiscal year ended December 26, 1998. These charges consisted of severance costs related to the resignation and termination of former executives of the Company, a provision established for the remaining net lease obligation for the former corporate office at 111 West 40th Street in New York City and write-offs of non-operating assets, offset by a reversal of a reserve against an outstanding amount owed by the Company for the sale of a trademark and the gain on the sale of the Reading, PA outlet store.

Non-recurring charges for the fiscal 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City due to the loss of a subtenant, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. BANK FINANCING


                                                 December 26,      December 25,
                                                    1998              1999
                                                 ------------      ------------
Revolving line of credit                           $16,029          $10,041
                                                   =======          =======
Long-term debt:
Term notes                                         $ 8,674          $11,500
                                                   ======           =======
Less current maturities of long-term debt            2,000             --
                                                   =======          =======
                                                   $ 6,674          $11,500
                                                   =======          =======



Maturities of term notes are as follows for the year ended:


December 2001                               $ 192
December 2002                               2,299
December 2003                               2,299
December 2004                               6,710
                                      ------------
                                          $11,500
                                      ============



Effective October 8, 1997 (the "Refinancing Closing Date"), the Company replaced its former financing arrangements with First Union National Bank of North Carolina ("First Union") with a new loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on December 8, 2004. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union, and to establish working capital lines of credit. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company. In connection with the closing on the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300.

Pursuant to and in accordance with its terms, the Loan and Security Agreement initially provided the Company with a term loan facility in the aggregate principal amount of $10,000 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves.

Pursuant to certain amendments to the Loan and Security Agreement executed in 1999, CBCC increased the Company's availability under the Revolving Credit Facility by an amount not to exceed $6,210 (the "Additional Collateral Amount"), in support of which certain shareholders and affiliates of the Company and various third parties, provided stand-by guarantees, as set forth below, and provided the Company with $2,150 (the "Overadvance Amount") of additional borrowing capacity through November 30, 1999 and $1,250 through December 31, 1999.

In connection with the availability of the Additional Collateral Amount, certain shareholders and affiliates of the Company, and various third parties, issued limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $6,210 (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor guaranteed the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.  BANK FINANCING (CONTINUED)

to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees were withdrawn when the Company had availability under the Loan and Security Agreement in excess of $6,000, without giving effect to the Additional Collateral Amount. In consideration for the issuance of the Guarantees, the Company (i) issued warrants to each guarantor, and (ii) paid to each guarantor interest on the amount of each Guarantee at a rate equal to the difference between (a) the Prime Rate minus 3% and (b) 10% per annum. (Refer to Note 13 for a discussion of the Company's issuance of $15,210 of Series E Stock and Note 17 for a discussion of the Guarantor Warrants).

In December 1999, in connection with the Company's issuance of Series E Stock, and the elimination of the Additional Collateral Amount and the Overadvance Amount, the Loan and Security Agreement was amended (the "December Amendment") to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and (ii) increase the amount available under the Term Loan Facility to $11,500. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001.

The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than $2,000 as of the end of December 1999, and as of the end of each month thereafter. At December 25, 1999, the Company's tangible net worth was approximately $5,600.

The December Amendment also imposed an additional Event of Default which stipulates that, it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month (i) less than $3,000 and shall not have increased the undrawn availability above $3,000 within thirty (30) days of such occurrence, or (ii) less than $2,000. The maximum outstanding borrowings under the Revolving Credit Facility for fiscal 1999 amounted to $29,852. Availability at December 25, 1999 was approximately $9,200.

Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

In connection with the execution of the December Amendment, the Company paid CBCC a $75 amendment fee and issued 550,000 warrants to CBCC to purchase an aggregate of 550,000 shares of Common Stock of the Company at $.27 per share. (Refer to Note 17 for a discussion of the warrants issued to CBCC).

13. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES

In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus (y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Holders of the Series E Stock are entitled to vote, together with

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED)

the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series E Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series E Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the issuance of the Series E Stock by the Company was highly dilutive of existing holders of Common Stock. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing, within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the forgoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock"), issued by the Company pursuant to the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "1997 Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC ("Danskin Investors"), and in connection with the refinancing of the Company's obligations to First Union National Bank, (See Note 12), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

In furtherance of the terms of the 1997 Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on August 6, 1998. Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, the Danskin Investors purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized aggregate gross proceeds of approximately $640.

On August 6, 1996, the Company issued to a bond fund, certain 10% Cumulative Preferred Stock, having a liquidation preference of $5,000, in exchange for an 8% subordinated convertible debenture, which had an aggregate face value of $5,000. The Preferred Stock was entitled to vote on an as converted basis and was convertible into 4,403,339 shares of Common Stock at a conversion price of $1.14 per share following the "reset" of such conversion price that took place

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED)

on August 6, 1997. The Company had the right to make quarterly dividend payments by issuing additional shares of common stock in lieu of cash, and did so in March 1997 by issuing 56,689 shares of Common Stock at $2.205 per share and in June 1997 by issuing 102,881 shares of Common Stock at $1.21 per share. By agreement of the Company and the holder of the 10% Cumulative Preferred Stock, the issuance in June 1997 of Common Stock in lieu of cash was rescinded. The Company did not take action with respect to the dividend payment, which was due on September 1, 1997. In September 1997, the holder of the 10% Cumulative Preferred Stock exchanged such preferred stock, and any accrued but unpaid dividends, for 3,436,214 shares of Common Stock and certain other rights, including the right to participate in the purchase of the securities issued pursuant to the 1997 Securities Purchase Agreement. Thereupon, the 10% Cumulative Preferred Stock was canceled and retired.

14.  RELATED PARTY ACTIVITIES

In connection with the Company's issuance to the Chairman of the Corporation of a warrant to purchase 5,372,315 shares of Common Stock of the Company, in September 1997, the Chairman executed a seven-year promissory note in favor of the Company in the original principal amount of $80. The promissory note bears interest at 6.55% per annum, payable annually.

15.  PENSION PLAN

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

Effective April 15, 1997, the Pennaco Hosiery Division Hourly Employees' Pension Plan was frozen. No person who is not already a participant can now become a participant and no additional credited service shall be granted to any participant. The resulting loss from curtailment of this Plan, amounting to $178, has been reflected as a component of net pension cost in 1997.

In addition, as of December 26, 1998 and December 25, 1999, the Company recorded a minimum pension liability adjustment to equity of $3,046 and $3,035, respectively.

In each of October 1998 and 1999, the Company amended the Danskin Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1997 and 1998, respectively, credited service from $7.00 to $8.00 and amended the Pennaco Hosiery Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1997 and 1998 from $0.00 to $8.00.

The following table sets forth the plans' funded status at December 26, 1998 and December 25, 1999:

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


PENSION PLAN                                                     DECEMBER 26, 1998                      DECEMBER 25, 1999
                                                                 -----------------                      -----------------
                                                            DANSKIN           PENNACO              DANSKIN            PENNACO
                                                          ---------------  ----------------  --------------------  ---------------
Change in Benefit Obligation
     Benefit Obligation at Beginning of Year                      $5,805            $7,787                $6,597           $8,320
     Service Cost                                                    103                 0                   122                0
     Interest Cost                                                   407               511                   443              564
     Amendments                                                       15               126                    15              136
     Actuarial Loss/(Gain)                                           804               464                  (364)            (604)
     Benefits Paid                                                  (537)             (568)                 (531)            (582)
                                                          ---------------  ----------------  --------------------  ---------------
                                                                  $6,597            $8,320                $6,282           $7,834
Change in Plan Assets
     Fair Value of Plan Assets at Beginning of Year               $5,573            $6,055                $5,931           $6,539
     Actual Return on Plan Assets                                    726               708                   (24)             (22)
     Employer Contribution                                           169               344                     0              358
     Benefits Paid                                                  (537)             (568)                 (531)            (582)
                                                          ---------------  ----------------  --------------------  ---------------
     Fair Value of Plan assets at End of Year                     $5,931            $6,539                $5,376           $6,293

     Funded Status                                                 ($666)          ($1,781)                ($906)         ($1,541)
     Unrecognized Net Transition Asset                              (173)                0                  (120)               0
     Unrecognized Prior Service Cost                                  15               124                    29              250
     Unrecognized Net Actuarial (Gain)/Loss                        1,727             1,492                 1,765            1,389
                                                          ---------------  ----------------  --------------------  ---------------
     Net amount recognized                                          $903             ($165)                 $768              $98
                                                          ===============  ================  ====================  ===============

     Amounts recognized in the statement of
     financial position consist of:
        Prepaid benefit cost                                        $903                $0                  $768              $98
        Accrued benefit liability                                 (1,569)           (1,781)               (1,674)          (1,639)
        Intangible Asset                                              15               124                    29              249
        Accumulated other comprehensive income                     1,554             1,492                 1,645            1,390
                                                          ---------------  ----------------  --------------------  ---------------
                                                                    $903             ($165)                 $768              $98
                                                          ===============  ================  ====================  ===============


Assumptions as of December 31

Discount rate                                                      6.75%             6.75%                 7.75%            7.75%
Expected long-term rate of return on assets                        8.50%             8.50%                 8.50%            8.50%

Components of Net Periodic Pension Cost
     Service Cost                                                   $103                $0                  $122               $0
     Interest Cost                                                   407               511                   443              563
     Expected Return on Plan Assets                                 (460)             (509)                 (478)            (548)
     Amortization of Net Transition (Asset) Obligation               (53)                0                   (53)               0
     Amortization of Prior service Cost                                1                 2                     2               11
     Recognized Actuarial (Gain)/Loss                                 68                17                   100               69
                                                          ---------------  ----------------  --------------------  ---------------
     Net Periodic Pension Cost                                       $66                 $21                  $136              $95

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. RECAPITALIZATION

In anticipation of the refinancing of the Company's obligations under its former financing arrangement with First Union, Danskin Investors contributed $21,256 of the Company's then outstanding term loan, and $4,000 in cash in exchange for Series C Preferred Stock of the Company and $15,000 in Subordinated Debt. Shortly thereafter, upon the refinancing, the $15,000 in Subordinated Debt and the Series C Preferred Stock was exchanged for $3,000 in Subordinated Debt, $12,000 (liquidation value) of Series D Stock and warrants to purchase 10,000,000 shares of Common Stock at $0.30 per share. This effectively created a non-cash reduction in the Company's debt of $10,256. (Refer to Note 13 for a discussion of the Subordinated Debt, the Series D Preferred Stock and Note 17 for a discussion of the Warrants.)

17. WARRANTS

In October 1997, the Company granted warrants to Danskin Investors to purchase 10,000,000 shares of the Company's common stock at a price of $0.30 per share. This has been accounted for as an addition to paid-in capital at their fair value of $244, as determined by an independent valuation firm, and a reduction of the extraordinary gain described in Note 18. In addition, the Company sold warrants to purchase 5,372,315, 795,900 and 1,591,797 of the Company's common shares at $0.30 per share to three members of the Company's Board of Directors for their fair values aggregating to $144.6. These have been accounted for as additions to paid in capital.

In November 1999, the Company issued 12,103,200 warrants to Guarantors in consideration for providing stand-by guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each Guarantor was based upon a formula which took into account the dollar amount of the Guarantee and the number of days that the Guarantee was in place. These warrants have been accounted for as an increase to additional paid in capital and was amortized as interest expense over the life of the guarantee. (Refer to Note 12 for a discussion of the Guarantees.)

In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. The unamortized portion of such fees will be amortized over the remaining life of the loan.

In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid-in capital.

18. EXTRAORDINARY GAIN

The Company restructured its debt during 1997. This has been accounted for as a troubled debt restructuring. The write-off of old deferred financing costs and legal and other costs that the Company incurred to effect this debt restructuring have been offset against the extraordinary gain.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18. EXTRAORDINARY GAIN (CONTINUED)

The extraordinary gain is comprised of the following:

Gain for the forgiveness of debt                           $ 10,256
Valuation of warrants given to Investor Group                  (244)
Write-off of deferred financing to Investor Group            (2,603)
Fees incurred in effecting the debt restructuring            (2,164)
                                                           --------
Total                                                      $  5,245
                                                           ========




19. INCOME TAXES

The provision for income taxes was as follows:

                         FISCAL YEAR ENDED       FISCAL YEAR ENDED       FISCAL YEAR ENDED
                         DECEMBER 27, 1997       DECEMBER 26, 1998       DECEMBER 25, 1999
Federal:
Current Provision                    $ 50                    $--                     $--
                                     ----                    ----                    ----
                                       50                     --                      --
State:
Current Provision                     195                     190                      20
                                     ----                    ----                    ----
                                     $245                    $190                    $ 20
                                     ====                    ====                    ====



The following represented the significant items comprising net deferred taxes as of December 26, 1998 and as of December 25, 1999:

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. INCOME TAXES (CONTINUED)



                                                          FISCAL YEAR               FISCAL YEAR
                                                             ENDED                     ENDED
                                                       DECEMBER 26, 1998         DECEMBER 25, 1999
                                                    ------------------------  ------------------------
Future Deductible Items:
        Accounts Receivable Allowance                          $        408                $      434
        Inventory Allowance                                           1,215                       597
        Non-Deductible Accruals                                       2,946                     1,658
        Pension and Retirement Accruals                                 243                       446
        Net Operating Loss Carry Forward                              7,144                    10,688
        Other                                                         2,906                     3,412
                                                             ---------------          ----------------
                                                                     14,862                    17,235
Future Taxable Items
        Prepaid Expenses                                               (301)                     (301)
        Property, Plant, & Equipment                                    240                       393
                                                             ---------------          ----------------
                                                                        (61)                       92
        Valuation Allowance                                         (14,801)                  (17,327)
                                                             ---------------          ----------------
                                                              $          --               $        --
                                                             ---------------          ----------------



The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:


                                                          FISCAL YEAR               FISCAL YEAR               FISCAL YEAR
                                                             ENDED                     ENDED                     ENDED
                                                       DECEMBER 27, 1997         DECEMBER 26, 1998         DECEMBER 25, 1999
                                                    ------------------------   -----------------------   -----------------------
Statutory Federal Income Tax Rate                                        34%                      (34)%                     (34)%
State Income Taxes, net of Federal Benefit                               30                         3                        --
Change in Valuation Allowance                                            47                       (34)                       --
Losses Not Utilized                                                      --                        34                        34
Losses Utilized                                                         (81)                       --                        --
Alternative Minimum Tax                                                   7                        --                        --
                                                    ------------------------   -----------------------   -----------------------
Effective Income Tax Rate                                               37%                        3%                        0%
                                                    ========================   =======================   =======================

The valuation allowance for the period ended December 1997 increased $309 to $10,934. The valuation allowance for the period ended December 1998 increased $3,867 to $14,801. The valuation allowance for the period ended December 1999 increased $2,526 to $17,327. Valuation allowances have been established since management deems it is more likely than not that certain tax benefits will not be realized.

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

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19.  INCOME TAXES (CONTINUED)

Net operating losses amounting to approximately $19,000 at December 26, 1998 expire during the years 2010 to 2016; annual usage is subject to the limitations discussed below. An additional net operating loss (NOL) of approximately $9,000 was generated for the fiscal year ended December 25, 1999. This NOL generated from 1999 losses, is not subject to any limitation and will expire in the year 2019.

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

20. COMMITMENTS AND CONTINGENCIES

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

TAX AUDITS

The Company is not presently the subject of any pending state or federal audits.

OPERATING LEASES

The minimum annual rental commitments under non-cancelable operating leases at December 25, 1999 for office space, manufacturing space, equipment and retail stores were approximately as follows:

           FISCAL YEARS ENDING:                      AMOUNT
          ---------------------                      ---------
           December 2000                              $  4,445
           December 2001                                 3,538
           December 2002                                 2,412
           December 2003                                 1,882
           December 2004                                 1,382
           Thereafter                                    3,882
                                                     ---------
           Total minimum rental payments               $17,541
                                                     =========

The majority of operating leases are for three-year to five-year terms, generally with options to renew for similar terms, except for the corporate office, one full price retail store, and the Pennaco mill and warehouse space which are for terms of 9 to 15 years. Certain leases require the payment of contingent rent based upon sales and other factors.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense was approximately as follows:

                                  FISCAL YEAR                    FISCAL YEAR                    FISCAL YEAR
                                     ENDED                          ENDED                          ENDED
                               DECEMBER 27, 1997              DECEMBER 26, 1998              DECEMBER 25, 1999
                          ----------------------------   -----------------------------   ---------------------------
Minimum rent                                  $ 6,150                         $ 5,802                       $ 5,207
Contingent rent                                   892                           1,054                           580
                          ----------------------------   -----------------------------   ---------------------------
Rent expense                                  $ 7,042                         $ 6,856                       $ 5,787
                          ============================   =============================   ===========================



EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for "cause", as defined, or resignation following a "change of control", as defined. The Company's total minimum commitment pursuant to the term of these agreements for fiscal 2000 and future years totals approximately $2,000 per year, unless employment is terminated in which case total pay will generally continue for 12 to 24 months following such termination.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable from department stores, sporting goods stores and other specialty retailers as well as commercial letters of credit. Although the concentration of risk is limited due to the large number of customers included within the Company's customer base, several of the Company's retail customers have experienced financial difficulties in recent years. These financial difficulties have increased the risk of extending credit to such customers. The Company subjects all customers to credit evaluation prior to acceptance and maintains ongoing reviews based on established policies.

MINIMUM ROYALTY COMMITMENTS

The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin(TM) and Round-the-Clock(TM) names to selected companies. As of December 25, 1999, the Company was committed to certain licensing arrangements as follows:


                                            Royalty Expense      Royalty Income
                                            --------------    -----------------
Fiscal Years Ending:
December 2000                                        $ 525              $ 193
December 2001                                          550                218
December 2002                                          575                120
December 2003                                          600                120
                                            --------------    -----------------
                                                   $ 2,250              $ 651
                                            ===============   =================

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

21. STOCK ISSUANCES

In furtherance of the terms of the Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and (ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement executed in 1997, Danskin Investors purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized gross proceeds of approximately $640.

In addition, on May 27, 1998, the Company, Danskin Investors, and a bond fund purchased 7,864,336 shares of Common Stock, in exchange for approximately $2,400 aggregate principal amount of Remaining Subordinated Notes (the "Stock Sale"). As a result of the Rights Offering and the Stock Sale, the Company issued 10,000,000 shares of Common Stock at $0.30 per share, as contemplated by the Securities Purchase Agreement. In addition, the outstanding principal amount of Remaining Subordinated Notes was satisfied in full.

On December 8, 1999, Carol Hochman, the Chief Executive Officer, purchased 5,040,000 shares of Common Stock of the Company for $0.27 per share. Ms. Hochman issued a promissory note, in favor of the Company, in the original principal amount of $1,361 as payment for the shares. Such note receivable has been classified as stockholders' equity.

On December 8, 1999, and in accordance with the terms of her employment agreement, Ms. Hochman received a grant of 1,000,000 shares.

22. SEGMENT INFORMATION

The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-The-Clock(R) and Givenchy(R), and under private labels for major retailers.

The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. The Danskin Division was allocated $4,287 in fiscal 1999, $3,964 in fiscal 1998 and $2,359 in fiscal 1997. Pennaco was allocated $2,201 in fiscal 1999, $3,293 in fiscal 1998 and $2,038 in fiscal 1997. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Financial information by segment for the fiscal years ended December 25, 1999, December 26, 1998 and December 26, 1997 is summarized below:


                                      DANSKIN       PENNACO          TOTAL
                                    ----------     ---------      ----------
1999
Net Revenues ...................... $  60,643      $  27,327      $  87,970
Operating Loss ....................   (10,887)        (3,539)       (14,426)
Identifiable assets at year-end ...    35,151         12,737         47,888
Depreciation and amortization .....     1,320            484          1,804
Capital expenditures ..............     1,779          1,057          2,836

1998
Net Revenues ...................... $  73,468      $  35,273      $ 108,741
Operating Loss ....................    (2,671)        (1,547)        (4,218)
Identifiable assets at year-end ...    41,549         16,157         57,706
Depreciation and amortization .....     1,108            485          1,593
Capital expenditures ..............     3,450          1,223          4,673

1997
Net Revenues ...................... $  81,158      $  40,828      $ 121,986
Operating Loss ....................       (13)          (297)          (310)
Identifiable assets at year-end ...    38,509         16,493         55,002
Depreciation and amortization .....     1,345            751          2,096
Capital expenditures ..............       236              5            241


Reconciliation of depreciation and amortization to consolidated totals is as follows:


                                                 1997       1998       1999
                                                ------     ------     ------
Total segment depreciation and amortization ... $2,096     $1,593     $1,804
Amortization of deferred financing costs ......    380        134        198
                                                ------     ------     ------
Consolidated depreciation and amortization .... $2,476     $1,727     $2,002
                                                ======     ======     ======

                         DANSKIN, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION

                    SELECTED QUARTERLY FINANCIAL INFORMATION

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                     FISCAL QUARTERS ENDED
                                                     ---------------------------------------------------------
                                                        MARCH          JUNE        SEPTEMBER        DECEMBER
                                                     ----------     ----------     ----------     ------------
Fiscal year ended December 25,1999:                                        (UNAUDITED)
        Net revenues ...........................     $   24,141     $   23,526     $   21,173     $     19,130
                                                     ==========     ==========     ==========     ============
        Gross profit ...........................     $    8,120     $    6,517     $    6,226     $      1,818
                                                     ==========     ==========     ==========     ============
        Net loss ...............................     ($   2,870)    ($   2,675)    ($   3,348)    ($    11,015)
                                                     ==========     ==========     ==========     ============
        Net loss applicable to Common Stock ....     ($   3,140)    ($   2,946)    ($   3,619)    ($    11,281)
                                                     ==========     ==========     ==========     ============
        Basic and diluted net loss per share ...     ($    0.15)    ($    0.14)    ($    0.17)    ($      0.36)
                                                     ==========     ==========     ==========     ============
        Weighted average common shares and share
          equivalents outstanding ..............     21,012,000     21,022,000     21,022,000       30,916,000
                                                     ==========     ==========     ==========     ============
Fiscal year ended December 26, 1998

        Net revenues ...........................     $   28,251     $   26,444     $   27,959     $     26,087
                                                     ==========     ==========     ==========     ============
        Gross profit ...........................     $   10,473     $   10,275     $   10,813     $      8,752
                                                     ==========     ==========     ==========     ============
        Net loss ...............................     ($   1,757)    ($     319)    ($   1,862)    ($     2,983)
                                                     ==========     ==========     ==========     ============
        Net loss applicable to Common Stock ....     ($   2,062)    ($     586)    ($   2,133)    ($     3,254)
                                                     ==========     ==========     ==========     ============
        Basic and diluted net loss per share ...     ($    0.20)    ($    0.04)    ($    0.11)    ($      0.16)
                                                     ==========     ==========     ==========     ============
        Weighted average common shares and share
          equivalents outstanding ..............     10,529,000     13,538,000     19,689,000       20,917,000
                                                     ==========     ==========     ==========     ============

                         DANSKIN, INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                        (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                  SCHEDULE II
                                                                             ------------------
               COLUMN A                   COLUMN B                        COLUMN C-ADDITIONS          COLUMN D            COLUMN E
               --------                   --------                        ------------------          --------            --------
                                         BALANCE AT       CHARGED TO            CHARGED TO                                 BALANCE
                                        BEGINNING OF       COSTS AND              OTHER                                   AT END OF
DESCRIPTION                                PERIOD          EXPENSES              ACCOUNTS          DEDUCTIONS (A)          PERIOD
-----------                             ------------      ----------       -----------------      ---------------         ----------
Fiscal year Ended December 25,
1999
  Allowance for doubtful
  accounts receivable..............        $1,021                $250             $ --                 $184                $1,087
                                     ===============================================================================================

Fiscal year Ended Deceber 26,
1998
  Allowance for doubtful
  accounts receivable..............        $  848                $327             $ --                 $154                $1,021
                                     ===============================================================================================

Fiscal year Ended December 27,
1997
  Allowance for doubtful
  accounts receivable..............        $  938                 $49             $ --                 $139                $  848
                                     ===============================================================================================


(a) Uncollectible accounts receivable written off, net of recoveries.