Form 10-Q
period 2000-04-01
DANSKIN INC
filed 2000-05-16
CIK 889299

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal period ended April 1, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

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

Yes  /X/   No / /

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 2000, excluding 1,083 shares held by a subsidiary:
73,985,454

                         DANSKIN, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED March 27, 1999 and April 1, 2000


                                      INDEX


                                                                        PAGE NO.

PART I -          FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  as of December 25, 1999 and April 1, 2000 (Unaudited)     3

                  Condensed Consolidated Statements of Operations
                  For the Fiscal Three Month Periods Ended
                  March 27, 1999 and April 1, 2000 (Unaudited)              4

                  Condensed Consolidated Statements of Cash Flows
                  For the Fiscal Three Month Periods Ended
                  March 27, 1999 and April 1, 2000 (Unaudited)              5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      12

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                              21

PART II -         OTHER INFORMATION

      Item 1.     Legal Proceedings                                        21

      Item 6.     Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                                 21

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    ASSETS                                 DECEMBER 25, 1999     APRIL 1, 2000
                                                                           -----------------     -------------
                                                                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                                    $    663      $    533
      Accounts receivable, less allowance for doubtful accounts of
           $1,087 at December 25, 1999 and $1,106 at April 1, 2000                    9,448        11,661
      Inventories                                                                    24,159        22,776
      Prepaid expenses and other current assets                                       1,756         2,099
                                                                                   --------      --------
           Total current assets                                                      36,026        37,069

      Property, plant and equipment - net of accumulated depreciation and amortization of $9,366 at December 25, 1999 and $9,761 at
           April 1, 2000                                                             10,747        10,351
      Other assets                                                                    1,115         1,060
                                                                                   --------      --------
      Total assets                                                                 $ 47,888      $ 48,480
                                                                                   ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Revolving line of credit                                                     $ 10,041      $ 14,425
      Accounts payable                                                                7,316         6,698
      Accrued expenses                                                               10,434         9,195
                                                                                   --------      --------
            Total current liabilities                                                27,791        30,318
                                                                                   --------      --------

      Long-term debt, net of current maturities                                      11,500        11,500
      Accrued dividends                                                                  65           407
      Accrued retirement costs                                                        2,658         2,658
                                                                                   --------      --------
           Total long-term liabilities                                               14,223        14,565
                                                                                   --------      --------

      Total liabilities                                                              42,014        44,883
                                                                                   --------      --------

      Commitments and contingencies

      Stockholders' Equity
      Series E Cumulative Convertible Preferred Stock, 3,042 shares
           Liquidation Value of $15,210                                              15,210        15,210
      Common Stock, $.01 par value, 100,000,000 shares authorized,
           73,985,878 shares issued at December 25, 1999 and 73,986,537 shares issued at April 1, 2000, less 1,083 shares held by
           subsidiary at December 25, 1999 and April 1, 2000                            739           739
      Additional paid-in capital                                                     39,853        39,853
      Notes receivable from stock sale                                               (1,361)       (1,361)
      Accumulated deficit                                                           (45,532)      (47,809)
      Accumulated other comprehensive loss                                           (3,035)       (3,035)
                                                                                   --------      --------
           Total Stockholders' Equity                                                 5,874         3,597
                                                                                   ========      ========
      Total Liabilities and Stockholders' Equity                                   $ 47,888      $ 48,480
                                                                                   ========      ========

  These Statement should be read in conjunction with the accompanying Notes to
                  Condensed Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FISCAL THREE MONTHS ENDED
                                                MARCH 27, 1999     APRIL 1, 2000
                                                 (UNAUDITED)        (UNAUDITED)
                                                --------------     -------------

Net revenues                                     $     24,141      $     21,031
Cost of goods sold                                     16,021            14,862
                                                 ------------      ------------

Gross profit                                            8,120             6,169

Selling, general and administrative expenses           10,301             7,401
Interest expense                                          644               688
                                                 ------------      ------------
                                                       10,945             8,089

Loss before income tax provision                       (2,825)           (1,920)
Provision for income taxes                                 45                15
                                                 ------------      ------------

Net loss                                               (2,870)           (1,935)

Preferred dividends                                       270               342
                                                 ------------      ------------

Net loss applicable to Common Stock                   ($3,140)          ($2,277)
                                                 ============      ============

Basic and diluted loss per share:

Net loss per share                                     ($0.15)           ($0.03)
                                                 ============      ============

Weighted average number of common shares
     outstanding basic and diluted                 21,012,000        73,986,000
                                                 ============      ============

  These Statement should be read in conjunction with the accompanying Notes to
                  Condensed Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FISCAL THREE MONTHS ENDED
                                                          MARCH 27, 1999   APRIL 1, 2000
                                                          ---------------  ---------------
                                                            UNAUDITED       UNAUDITED
Cash Flows From Operating Activities:
Net loss                                                     ($2,870)     ($1,935)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                    414          522
Stock grants issued                                               94           --
Provision for doubtful accounts receivable                        55           32
Net loss on sale of property, plant and equipment                 13            1
Changes in operating assets and liabilities:
Increase in accounts receivable                               (1,593)      (2,245)
Decrease in inventories                                          941        1,383
Decrease (increase) in prepaid expenses and other assets         203         (343)
Decrease in accounts payable                                    (236)        (618)
Decrease in accrued expenses                                    (627)      (1,239)
                                                             -------      -------
Net cash used in operating activities                         (3,606)      (4,442)
                                                             -------      -------

Cash Flows From Investing Activites:
Capital expenditures                                          (1,422)        (149)
Proceeds from sale of property, plant and equipment               --           77
                                                             -------      -------
Net cash used in investing activities                         (1,422)         (72)
                                                             -------      -------

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit
                                                               4,679        4,384
Repayments of long-term debt                                    (516)          --
Proceeds from term loans                                         943           --
Financing costs incurred                                         (20)          --
                                                             -------      -------
Net cash provided by financing activities                      5,086        4,384
                                                             -------      -------

Net increase (decrease) in Cash and Cash Equivalents              58         (130)

Cash and Cash Equivalents, Beginning of Period                   546          663
                                                             -------      -------
Cash and Cash Equivalents, End of period                     $   604      $   533
                                                             =======      =======

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                $   608      $   594
Income taxes paid                                                 48            8

Non-Cash Activities
  The Company issued a stock grant of 100,000 shares valued at $.9375 per share to the CFO in January 1999.



  These Statement should be read in conjunction with the accompanying Notes to
                  Condensed Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

1. LIQUIDITY

      During fiscal 1999, capital constraints impacted all aspects of Danskin, Inc.'s businesses. This included, among other aspects: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

      The Company has taken a number of positive steps. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and $4,040 in the term loan portion of the Company's secured credit facility) resulting in $10,000 in undrawn availability at close. (Refer to Notes 3 and 4 for a discussion of the equity private placement completed to-date and the refinancing of the Company's bank debt.) In addition, beginning in the second half of fiscal 1999, new management undertook a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue. These actions resulted in improved financial results during the first fiscal three months ended April 1, 2000 as compared to the comparable quarter in the prior year. At April 1, 2000 availability under the Company's Revolving Credit Facility was approximately $6,300.

      The Company is currently seeking to place the remaining $4,790 of such convertible preferred stock on the same terms and conditions as the December offering and has engaged an investment banker to promote the placement. The Company presently anticipates that the proceeds from such sale will be used to finance the Company's Internet efforts and for general working capital purposes. (Refer to "Item 2. Management Discussion and Analysis, Strategic Outlook").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      In the opinion of the management of Danskin Inc. and Subsidiaries (the "Company"), the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of April 1, 2000, as well as its results of operations and its cash flows for the fiscal three month periods ended March 27, 1999 and April 1, 2000. The fiscal three months ended April 1, 2000 consisted of fourteen weeks and the fiscal three months ended March 27, 1999 consisted of thirteen weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 25, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year.

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INVENTORIES

      Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                 December 25,   April 1,
                                   1999           2000
                                               (Unaudited)
                                -----------    ----------

Finished goods                    $ 13,978      $ 12,837
Raw materials                        4,365         4,299
Work-in-process                      5,339         5,160
Packaging materials                    477           480
                                -----------    ----------
                                  $ 24,159      $ 22,776
                                ===========    ==========


   INCOME (LOSS) PER COMMON SHARE

      For the three months ended March 27, 1999 and April 1, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 21,012 and 73,986, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

      At April 1, 2000, the Company had the following common shares and common share equivalents outstanding:

    Common Shares                          73,986,537
    Convertible Preferred Stock            49,064,516
    Warrants/Options                       38,111,609
                                          -----------
      Total Shares and Share
       Equivalents Outstanding            161,162,662
                                          ===========

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.     BANK FINANCING (CONTINUED)

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

      In connection with the availability of the Additional Collateral Amount, certain shareholders and affiliates of the Company, and various third parties, issued limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $6,210 (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor guaranteed the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees were withdrawn when the Company had availability under the Loan and Security Agreement in excess of $6,000, without giving effect to the Additional Collateral Amount. In consideration for the issuance of the Guarantees, the Company (i) issued warrants to each guarantor, and (ii) paid to each guarantor interest on the amount of each Guarantee at a rate equal to the difference between (a) the Prime Rate minus 3% and (b) 10% per annum. (Refer to Note 4 for a discussion of the Company's issuance of $15,210 of Series E Stock and Note 5 for a discussion of the Guarantor Warrants).

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

      The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than $2,000 as of the end of December 1999 and as of the end of each month thereafter. At April 1, 2000, the Company's tangible net worth was approximately $3,300.

      The December Amendment also imposed an additional Event of Default which stipulates that, it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month (i) less than $3,000 and shall not have increased the undrawn availability above $3,000 within thirty (30) days of such occurrence, or (ii) less than $2,000. Availability at April 1, 2000 was approximately $6,300.

      Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

      In connection with the execution of the December Amendment, the Company paid CBCC a $75 amendment fee and issued 550,000 warrants to CBCC to purchase an aggregate of 550,000 shares of Common Stock of the Company at $.27 per share. (Refer to Note 5 for a discussion of the warrants issued to CBCC).

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES

      In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus (y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Holders of the Series E Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series E Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series E Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the issuance of the Series E Stock by the Company was highly dilutive of existing holders of Common Stock. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing, within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the forgoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

      Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock"), issued by the Company pursuant to the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "1997 Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC ("Danskin Investors"), and in connection with the refinancing of the Company's obligations to First Union National Bank, (See Note 3), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.


5.    WARRANTS

      In November 1999, the Company issued 12,103,200 warrants to Guarantors in consideration for providing stand-by guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each Guarantor was based upon a formula that took into account the dollar amount of the Guarantee and the number of days that the Guarantee was in place. These warrants have been

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  WARRANTS (CONTINUED)

accounted for as an increase to additional paid in capital and was amortized as interest expense over the life of the guarantee. (Refer to Note 3 for a discussion of the Guarantees.)

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

      The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, taken together, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

7.    SEGMENT DISCLOSURE

      The Company is organized based on the products its offers. The Company presently operates under two operating segments: Danskin, which designs, manufactures, markets, and sells activewear, dancewear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which currently designs, manufactures, and markets hosiery under the brand names Round-the-Clock(R), Givenchy(R), Evan-Picone(R) and Ellen Tracy(R). (Refer to Note 9 for a discussion of Evan Picone(R) and Ellen Tracy (R) licenses). Pennaco also manufactures under private labels for select retailers.

    The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.   SEGMENT DISCLOSURE (CONTINUED)

segment. For the fiscal three months ended April 1, 2000, Danskin was allocated $792 and Pennaco was allocated $403. For the fiscal three months ended March 27, 1999, Danskin was allocated $1,185 and Pennaco was allocated $624. The Company does not allocate interest expense to the divisions.

      Financial information by segment for the fiscal three-month periods ended April 1, 2000 and March 27, 1999 is summarized below:

                          DANSKIN   PENNACO    TOTAL

    March 27, 1999
      Net Revenues       $ 16,607  $ 7,534   $ 24,141
      Operating Loss       (1,670)    (511)    (2,181)

    April 1, 2000
      Net Revenues       $ 15,312  $ 5,719   $ 21,031
      Operating Loss         (709)    (523)    (1,232)


8.    COMMON STOCK

   Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

9.  SUBSEQUENT EVENTS

      Effective May 5, 2000, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. Ridgeview, Inc. previously held the license.

      In a separate transaction, Pennaco has obtained an exclusive license for the manufacture and sale of sheer hosiery and knee-highs under the Evan-Picone(R) name. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery in the United States and Canada. Ridgeview, Inc previously held this license as well.

      In connection with obtaining the Ellen Tracy(R) and Evan-Picone(R) licenses, Danskin has hired Barry Tartarkin, former President of Ridgeview, Ladies Hosiery Group, as the Vice President, General Manager of its Pennaco Hosiery division, along with certain other members of Mr. Tartarkin's management team. The Company entered into an employment agreement with Mr. Tartarkin, whereby he is entitled to, among other things, additional compensation based on sales of product under the aforementioned license agreements. Mr. Tartarkin replaces Joyce Darkey who has been appointed Vice President, Strategic Planning & Development for Danskin, Inc., spearheading Danskin's Internet efforts.

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

      During fiscal year 1999, capital constraints impacted all aspects of Danskin, Inc.'s businesses. This included, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory; poor reporting systems and the absence of an integrated and focused retail strategy.

      The Company has taken a number of positive steps. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman, and a number of new senior executives, addressed the aforementioned operational issues. In this regard, in December 1999, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility). In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

      The aforementioned infusion of new capital resulted in $10,000 in undrawn availability at close in December 1999. As described above, new management has taken positive steps in improving business processes, which it believes will improve ongoing profitability for the Company. As described below, these actions resulted in improved operating results during the fiscal three month period ended April 1, 2000.

      The fiscal three months ended April 1, 2000 consisted of fourteen weeks and the fiscal three months ended March 27, 1999 consisted of thirteen weeks.

      The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Condensed Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL FOURTEEN WEEK PERIOD ENDED APRIL 1, 2000 WITH THE FISCAL THIRTEEN WEEK PERIOD ENDED MARCH 27, 1999.

NET REVENUES:

      In the operating plan for fiscal year 2000, which management views as a transition year, the Company has undertaken steps to eliminate unprofitable businesses and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

      Net revenues amounted to $21,031 for the fiscal three months ended April 1, 2000, a decrease of $3,110, or 12.9% from the prior year fiscal three months ended March 27, 1999. Danskin Activewear net revenues,

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

which include the Company's retail operations, amounted to $15,312 for the fiscal three months ended April 1, 2000, a decrease of $1,295 or 7.8%, from $16,607 in the prior year fiscal three months ended March 27, 1999. Revenues for the fiscal three-month period ended April 1, 2000 decreased primarily due to lower volumes in Danskin basic replenishment business and private label programs, as well as, fewer retail and outlet stores, offset by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

    The Company's marketing of activewear wholesale products continues to address the trend toward casual wear and emphasizes fashion and dancewear product offerings complementing the Company's basic replenishment products. In addition, the Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic re-order/fulfillment programs (Electronic Data Interchange "EDI") in an effort to drive its replenishment business, to increase open-to-buy-levels and to seek out new customers and new channels of distribution.

    Sales in the Company's retail stores were $3,353 for the fiscal three-month period ended April 1, 2000, compared to $3,895 for the prior year fiscal period, a decrease of $542 or 13.9%. Comparable retail store sales decreased 5.4% for the fiscal three months ended April 1, 2000. The decline in retail store sales is largely attributable to the impact of the aforementioned capital constraints encountered during fiscal year 1999, resulting in inventory imbalances and promotional requirements, all of which have been addressed by management, offset by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, as it now has the capital resources to do so, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. In this regard, in the fiscal period ended April 1, 2000, the Company has eleven fewer stores than the fiscal period ended March 27, 1999. In addition, the Company has closed 14 stores and opened 3 new stores over the past year.

       Pennaco legwear revenues amounted to $5,719 for the fiscal three months ended April 1, 2000, a decline of $1,815, or 24.1% from the prior year fiscal three month period. The decline in legwear revenues versus the prior fiscal year period reflects weakness in the sheer hosiery market, and in particular, on sales of basic "everyday" sheer hosiery, decreased sales in Round the Clock(R) Take 2 Value Pack Program, decreased continuity programs with chain stores, reduced sales of the Danskin sock program and lower sales levels of irregulars. This was offset by the extra week in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The Round the Clock(R) Take 2 Value Pack Program was launched in the fiscal three month period ended March 27, 1999 and generated pipeline orders of $1,600, which were not duplicated in the fiscal three month period ended April 1, 2000.

       Management believes that the Company is positioned to take advantage of consolidation opportunities in the hosiery industry. In this regard, effective May 5, 2000, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. The license was previously held by Ridgeview, Inc.

      In a separate transaction, Pennaco has obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) name. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery in the United States and Canada.
The license was previously held by Ridgeview, Inc.

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The Company presently anticipates that together, the sales of product under the Evan-Picone(R) and Ellen Tracy(R) labels will generate revenue of approximately $20,000 on an annualized basis. Sales of product under these licenses will begin during the second fiscal quarter 2000.

      Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty, and dot.com channel segments, as well as in a more focused strategy by new management since the Ralph Lauren(R) Hosiery license was abandoned. Substantial product development and research resources were committed to this license in 1999 that will be more effectively deployed on the opportunities outlined above. Among new niche products being offered is Passion Privee(R), which has been well received. In addition, the Company is studying alternatives for increasing efficiency and thereby reducing the cost of manufacturing hosiery and leg wear products which are currently manufactured in its Grenada, Mississippi plant.


GROSS PROFIT:

    Gross profit decreased by $1,951 to $6,169 for the fiscal three months ended April 1, 2000. Gross profit, as a percentage of net revenues, decreased to 29.3% in the fiscal three month period ended April 1, 2000 from 33.6% for the fiscal three months ended March 27, 1999. Margins for the fiscal three month period ended April 1, 2000 were adversely affected as a result of the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory and an aggressive program to dispose of excess and aging inventory.

    Danskin activewear gross profit, as a percentage of net revenue, decreased to 31.6% for the fiscal three months ended April 1, 2000 from 37.4% for the fiscal three months ended March 27, 1999. The fiscal three month period decreases were primarily a result of the impact of the aforementioned capital constraints experienced during fiscal 1999, a greater mix of closeout sales and lower sales levels of high margin Danskin brand basic products. As previously discussed margins for fiscal 2000 were adversely affected as a result of the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory. The closeout sales are the result of an aggressive inventory reduction program instituted to improve the quality of inventory and reduce carry costs. The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three month period ended April 1, 2000 was 52.8% compared to 52.9% for the fiscal three month period ended March 27, 1999.

       Pennaco legwear gross profit, as a percentage of net revenue, decreased to 23.4% in the fiscal three months ended April 1, 2000 from 25.4% in the prior fiscal three month period ended March 27, 1999. The lower gross profit level is driven principally by reduced production volume levels projected for Year 2000. As previously discussed, the Company is positioned to take advantage of consolidation in the hosiery industry and has obtained licenses for the sale of product under the Evan-Picone(R) and Ellen Tracy(R) Labels. Management believes that increased revenue will also result in increased margins, as higher production runs are likely to result in lower unit costs.

      In addition to the aforementioned product development programs, the Company has also initiated a program to phase out unprofitable styles within its existing lines at Pennaco, implemented cost improvement programs, and price increases on Round-the-Clock(R), which, to date, have not been negatively received by customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

      Under new management, the Company has undergone a thorough review of its selling, general and administrative expenses and has reduced expenses and the infrastructure to right-size the organization. This encompassed implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes as well as significant

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

head count reductions at all divisions. As indicated previously, the Company is also streamlining retail operations to reduce operating costs.

    Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $2,900, or 28.2%, to $7,401 or 35.2% of net revenues, in the fiscal three months ended April 1, 2000, from $10,301, or 42.7% of net revenues for the fiscal three months ended March 27, 1999. The significant decreases were realized in sales promotion and advertising, selling expenses and corporate administrative expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $2,235, or 32.3%, to $4,689, or 26.5% of net revenues for the fiscal three months ended April 1, 2000, from $6,924, or 34.2% of net revenues for the fiscal three months ended March 27, 1999.

INTEREST EXPENSE:

    Interest expense amounted to $688 for the fiscal three months ended April 1, 2000 and $644 for the prior fiscal three month period ended March 27, 1999. The Company's effective interest rate was 11.4% for the fiscal three month period ended April 1, 2000 compared to 9.1% for the fiscal three months ended March 27, 1999.

INCOME TAX PROVISION (BENEFIT):

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates primarily due to the generation of net operating losses, which are fully reserved and the effect of state and local taxes for the fiscal three months ended April 1, 2000 and March 27, 1999. The Company's net deferred tax balance was $0 at both April 1, 2000 and December 25, 1999.

NET LOSS:

    As a result of the foregoing, the net loss was $1,935 for the fiscal three months ended April 1, 2000, an improvement of $935 compared to the net loss of $2,870 for the fiscal three months ended March 27, 1999.

YEAR 2000 READINESS DISCLOSURE

    Prior to the end of fiscal 1999, the Company engaged an outside consultant to test and verify that the Company's information systems were year 2000 compliant. In addition, the Company assessed and remediated its non-information systems. The Company's information systems and non-information systems tested and verified as year 2000 compliant. Moreover, the Company has not experienced any significant operational problems posed by year 2000 issues. The Company has a high degree of confidence that its systems will continue to be reliable from a year 2000 perspective. However, there can be no guarantees that year 2000 issues, whether at the Company, its suppliers or its customers, will not have an adverse impact on the Company's operations in the future.

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

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net cash flow used in operations increased by $836 to $4,442 for fiscal three months ended April 1, 2000, from a use of cash in operations of $3,606 for the fiscal three months ended March 27, 1999, principally attributable to decreases in accounts payable and accrued expenses, increases in prepaid expenses and accounts receivable offset by decreases in inventories due to the inventory reduction program previously discussed. The maximum borrowings under the revolving line of credit was $15,175 during the fiscal three months ended April 1, 2000. Availability was $6,300 as of April 1, 2000.

      Working capital was $6,751 at April 1, 2000 compared to $8,235 at December 25,1999. The change in working capital is primarily attributable to an increase of $4,384 in the revolving line of credit to fund operations and decreases in accounts payable and accrued expenses, as well as investments in capital expenditures.

      As reflected in the Condensed Consolidated Financial Statements, the Company (i) completed in December 1999 an equity private placement offering of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and a refinancing of the term loan portion of its secured credit facility which resulted in approximately $10,000 of undrawn availability under such facility at the closing of the transaction, (ii) implemented a cost savings strategy Company-wide which has resulted in, and the Company believes will continue to produce, significant reductions in the Company's infrastructure expenses, and
(iii) taken actions to increase the revenue of each of its operating segments. The Company is currently seeking to place the remaining $4,790 of such convertible preferred stock on the same terms and conditions as the December offering and has engaged an investment banker to promote the placement. The Company presently anticipates that the proceeds from such sale will be used to finance the Company's Internet efforts and for general working capital purposes.

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

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

providing the Company with $4,600 of additional liquidity, and (iii) extend the maturity date of the entire facility from October 8, 2002 to December 8, 2004.

      The December Amendment also imposed an additional Event of Default which stipulates that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month
(i) less than $3,000 and shall not have increased the undrawn availability above $3,000 within thirty (30) days of such occurrence, or (ii) less than $2,000. Availability at April 1, 2000 was approximately $6,300.

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

      The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The tangible net worth covenant stipulates that the Company must maintain a tangible net worth of not less than $2,000 as of the end of December 1999, and as of the end of each month thereafter. At April 1, 2000, the Company's tangible net worth was approximately $3,300.

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

      Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") issued by the Company pursuant to the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "1997 Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC ("Danskin Investors"), and in connection with the refinancing of the Company's obligations to First Union National Bank, (Refer to Note 3 to the Consolidated Financial Statements), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. The Company elected to pay such accrued but unpaid dividends in Common Stock. Therefore, as a result of the conversion of the Series D Stock, the Company

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

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

STRATEGIC OUTLOOK

      As previously discussed, in the operating plan for fiscal year 2000, which management views as a transition year, the Company has undertaken steps to eliminate unprofitable business and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

      The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by continuing to develop new anD innovative activewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

      The Company continues to pursue a "Primary Resource Strategy," moving Brand Danskin(R) beyond its traditional stretch bodywear platform. The CompanY intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin(R) to the consumer beyond "activewear" to one of "active lifestyle." The Company continues to expand the visibility of Brand Danskin(R) beyond its traditionaL channels of distribution to alternative channels such as the internet (select retailer sites), direct mail, and home shopping television channels.

      The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) name. (Refer to Note 9).

      The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market. The Company will continue to pursue opportunities presented by consolidation in the hosiery industry, as it did in acquiring the Ellen Tracy(R) and Evan Picone(R) licenses, and intends to take steps to reduce its cost of manufacturing.

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The Company has developed, and intends to implement, a robust Internet strategy in the near future. The strategy is predicated upon the strong recognition of Brand Danskin(R) among women, and its lifestyle credibilitY among women in the dance and physical activity arenas. According to research we have obtained, this segment of the female population has the potential to capture the focused attention of substantially more that half of all U.S. women. The Company believes that Brand Danskin's(R) high recognition anD credibility presents a unique opportunity to create and implement a lifestyle Internet site focused on content and contextual commerce relevant to dance and physical activity.

      Phase I of Danskin.com would be the development of a content-rich community site focused on dance, women's lifestyles, athletics and other activities, offering subject specific information and support, chat rooms, e-mail, and a full line of Danskin(R) products. The site will enable women tO access news and information on a variety of participatory activities running, walking, dance, yoga, hiking, spinning and all types of fitness plus a national calendar of events, the opportunity to register for events online and may offer hotlinks to related sites.

      The Company will also use the Danskin.com portal to expand the internet presence of and access to the Danskin Women's Triathalon Series, the most popular multi-sport series in the world exclusively for women. The six-city series reaches over 140 million through media exposure, community involvement and participant's inspiration stories. Danskin sponsors "grass roots' programs in each market to enhance the experience for participants. The `Mentor Mentee' program allows first-time entrants to receive support and advice from past participants and through `Team Survivor,' Danskin provides free specialized coaching and training for breast cancer survivors. Danskin.com will allow the Company to expand the reach and marketing impact of the Triathlon.

       In addition to its own events, the Company would offer approved sponsors, who share the Company's credibility in the women's active lifestyle arena, the ability to post news of their events for women to participate in or attend, providing schedules and on-line registration.

      Phase I will also include the development of a business-to-business site for dance and specialty stores seeking Danskin(R) product. The CompanY recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be re-ordered for theatrical productions and team uniforms. The combination of the In-Stock program and a business-to-business Internet site, Danskin anticipates significantly increased business opportunity with its retail partners that specialize in outfitting schools and dance troupes that rely on Danskin's quality, fit and style.

      Phase II of the Danskin.com strategy contemplates the creation of a majority owned subsidiary to be called Danskin.com, Inc., which would host vendor commerce offerings from a variety of branded vendors each selling its product line on Danskin.com. Under this model Danskin.com would realize revenue in a similar fashion as traditional franchisors, being paid "rent" for the location, royalties for sales made under the Danskin.com mark, and a contribution toward content production and marketing measured by a percent of sales revenue generated at the Danskin.com site.

      It is the Company's intention to finance Phase I of Danskin.com with the proceeds of a second closing on the sale of the Series E Stock (Refer to Note 4 of the Notes to Condensed Consolidated Financial

                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Statements), following `proof of concept' resulting from successful implementation of Phase I, to seek strategic and/or venture capital partners/investors for Phase II of Danskin.com and to finance the growth and marketing of Danskin.com beyond Phase I with the proceeds of such investment. If successful through the first two phases of its strategy, it is the Company's intention to undertake a public offering of Danskin.com. Although the Company's Internet strategy has been received with interest by several investment bankers and potential investors, there can be no assurance that the Company or Danskin.com will successfully raise sufficient funds to implement its strategy, or that if implemented, that its strategy will be successful.

      In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities for Brand Danskin(R) as well as seeking to increase its presence in internationaL markets.

      Based on the foregoing and the previously discussed infusion of new capital and new management's "right-sizing" actions, the Company believes it will be able to implement its strategy.

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

                         DANSKIN, INC. AND SUBSIDIARIES


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

                                                            DANSKIN, INC.

May 16, 2000                                          By:  /s/ Donald Schupak
                                                         -----------------------
                                                         Donald Schupak
                                                         Chairman of the Board

May 16, 2000                                          By:  /s/ John A. Sarto
                                                         -----------------------
                                                         John A. Sarto
                                                         EVP, Chief Financial
                                                         Officer