Form 10-Q
period 2000-07-01
DANSKIN INC
filed 2000-08-15
CIK 889299

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of June 30, 2000, excluding 1,083 shares held by a subsidiary: 73,985,454

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10-Q FOR THE FISCAL THREE AND SIX MONTH PERIODS
                      ENDED June 26, 1999 and July 1, 2000


                                      INDEX

                                                                               Page No.
                                                                               --------

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets
                 as of December 25, 1999 and July 1, 2000 (Unaudited)              3

                 Condensed Consolidated Statements of Operations
                 For the Fiscal Three and Six Month Periods Ended
                 June 26, 1999 and July 1, 2000 (Unaudited)                        4

                 Condensed Consolidated Statements of Cash Flows
                 For the Fiscal Six Month Periods Ended
                 June 26, 1999 and July 1, 2000 (Unaudited)                        5

                 Notes to Unaudited Condensed Consolidated Financial Statements    6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk        22

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                 22

         Item 6. Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                         22

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS                                 DECEMBER 25, 1999  JULY 1, 2000
                                                                           -----------------  ------------
                                                                              (unaudited)
Current assets:
      Cash and cash equivalents                                                  $    663    $    777
      Accounts receivable, less allowance for doubtful accounts of
           $1,087 at December 25, 1999 and $1,095 at July 1, 2000                   9,448      12,982
      Inventories                                                                  24,159      25,165
      Prepaid expenses and other current assets                                     1,756       1,647
                                                                                 --------    --------
           Total current assets                                                    36,026      40,571

      Property, plant and equipment - net of accumulated depreciation and amortization of $9,366 at December 25, 1999 and $10,251 at
           July 1, 2000                                                            10,747      10,110
      Other assets                                                                  1,115       1,007
                                                                                 --------    --------
                                                                                 ========    ========
      Total assets                                                               $ 47,888    $ 51,688
                                                                                 ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Revolving line of credit                                                   $ 10,041    $ 19,078
      Accounts payable                                                              7,316       6,731
      Accrued expenses                                                             10,434       8,986
                                                                                 --------    --------
                                                                                 --------    --------
            Total current liabilities                                              27,791      34,795
                                                                                 --------    --------

      Long-term debt, net of current maturities                                    11,500      11,500
      Accrued dividends                                                                65         749
      Accrued retirement costs                                                      2,658       2,658
                                                                                 --------    --------
                                                                                 --------    --------
           Total long-term liabilities                                             14,223      14,907
                                                                                 --------    --------

      Total liabilities                                                            42,014      49,702
                                                                                 --------    --------

      Commitments and contingencies

      Stockholders' Equity
      Series E Cumulative Convertible Preferred Stock, 3,042 shares
           Liquidation Value of $15,210                                            15,210      15,210
      Common Stock, $.01 par value, 100,000,000 shares authorized,
           73,985,878 shares issued at December 25, 1999 and 73,986,537 shares issued at July 1, 2000, less 1,083 shares held by
           subsidiary at December 25, 1999 and July 1, 2000                           739         739
      Additional paid-in capital                                                   39,853      39,852
      Notes receivable from stock sale                                             (1,361)     (1,361)
      Accumulated deficit                                                         (45,532)    (49,419)
      Accumulated other comprehensive loss                                         (3,035)     (3,035)
                                                                                 --------    --------
           Total Stockholders' Equity                                               5,874       1,986
                                                                                 ========    ========
      Total Liabilities and Stockholders' Equity                                 $ 47,888    $ 51,688
                                                                                 ========    ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                FISCAL THREE MONTHS ENDED        FISCAL SIX MONTHS ENDED
                                               ----------------------------    ----------------------------
                                               JUNE 26, 1999   JULY 1, 2000    JUNE 26, 1999   JULY 1, 2000
                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                               ------------    ------------    ------------    ------------
Net revenues                                   $     23,526    $     20,471    $     47,667    $     41,502
Cost of goods sold                                   17,009          14,419          33,030          29,281
                                               ------------    ------------    ------------    ------------

Gross profit                                          6,517           6,052          14,637          12,221

Selling, general and administrative expenses          8,402           7,230          18,703          14,631
Non-recurring income                                                   (665)                           (665)
Interest expense                                        745             750           1,389           1,438
                                               ------------    ------------    ------------    ------------
                                                      9,147           7,315          20,092          15,404

Loss before income tax provision                     (2,630)         (1,263)         (5,455)         (3,183)
Provision for income taxes                               45               5              90              20
                                               ------------    ------------    ------------    ------------

Net loss                                             (2,675)         (1,268)         (5,545)         (3,203)

Preferred dividends                                     271             342             541             684
                                               ------------    ------------    ------------    ------------

Net loss applicable to Common Stock            ($     2,946)   ($     1,610)   ($     6,086)   ($     3,887)
                                               ============    ============    ============    ============

Basic and diluted loss per share:

Net loss per share                             ($      0.14)   ($      0.02)   ($      0.29)   ($      0.05)
                                               ============    ============    ============    ============

Weighted average number of common shares
     outstanding basic and diluted               21,022,000      73,987,000      21,017,000      73,986,000
                                               ============    ============    ============    ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FISCAL SIX MONTHS ENDED
                                                        JUNE 26, 1999 JULY 1, 2000
                                                        ------------- ------------
                                                           UNAUDITED   UNAUDITED
                                                           ---------   ---------
Cash Flows From Operating Activities:
Net loss                                                    ($5,545)    ($3,203)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization                                830       1,035
   Stock grants issued                                           94        --
   Provision for doubtful accounts receivable                   110          30
   Net loss on sale of property, plant and equipment             13           1
   Net gain on sale of trademark                               --          (365)
Changes in operating assets and liabilities:
   Increase in accounts receivable                           (1,497)     (3,564)
   Decrease (increase) in inventories                         1,613      (1,006)
   Decrease in prepaid expenses and other assets                179          62
   Decrease in accounts payable                                (524)       (585)
   Decrease in accrued expenses                              (2,636)     (1,636)
                                                            -------     -------
Net cash used in operating activities                        (7,363)     (9,231)
                                                            -------     -------

Cash Flows From Investing Activites:
   Capital expenditures                                      (1,966)       (368)
   Proceeds from sale of trademark                             --           600
   Proceeds from sale of property, plant and equipment         --            77
                                                            -------     -------
Net cash used in investing activities                        (1,966)        309
                                                            -------     -------

Cash Flows From Financing Activities:
   Net borrowings under revolving line of credit              9,751       9,037
   Repayments of long-term debt                              (1,063)       --
   Proceeds from term loans                                     943        --
   Expenses related to recapitalization                        --            (1)
   Financing costs incurred                                     (59)       --
                                                            -------     -------
Net cash provided by financing activities                     9,572       9,036
                                                            -------     -------

Net increase in Cash and Cash Equivalents                       243         114

Cash and Cash Equivalents, Beginning of Period                  546         663
                                                            -------     -------
Cash and Cash Equivalents, End of period                    $   789     $   777
                                                            =======     =======

Supplemental Disclosure of Cash Flow Information:
Interest paid                                               $ 1,331     $ 1,307
Income taxes paid                                                85          17

Non-Cash Activities
   The Company issued a stock grant of 100,000 shares valued at $.9375 per share to the CFO in January 1999.

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

     1.   LIQUIDITY

         During fiscal 1999, capital constraints impacted all aspects of Danskin, Inc.'s and Subsidiaries' (the "Company") businesses. This included, among other aspects: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

         The Company has taken a number of positive steps. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and $4,040 in the term loan portion of the Company's secured credit facility) resulting in $10,000 in undrawn availability at close. (Refer to Notes 3, 4 and 5 for a discussion of the equity private placement completed to-date and the refinancing of the Company's bank debt.) In addition, beginning in the second half of fiscal 1999, new management undertook a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue. These actions resulted in improved financial results during the first fiscal six months ended July 1, 2000 as compared to the prior year fiscal six months ended June 26, 1999. At July 1, 2000 availability under the Company's Revolving Credit Facility was approximately $4,500.

         The Company is currently seeking to place the remaining $4,790 of such convertible preferred stock on the same terms and conditions as the December offering and has engaged an investment banker to promote the placement. The Company presently anticipates that the proceeds from such sale, if successful, will be used to finance the Company's Internet efforts and for general working capital purposes. (Refer to "Item 2. Management Discussion and Analysis, Strategic Outlook").

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

         In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of July 1, 2000, as well as its results of operations and its cash flows for the fiscal six month periods ended June 26, 1999 and July 1, 2000. The fiscal six months ended July 1, 2000 consisted of twenty-seven weeks and the fiscal six months ended June 26, 1999 consisted of twenty-six weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 25, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year.

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

          Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                       December 25,        July 1,
                                          1999              2000
                                                         (Unaudited)
                                      --------------     ------------
Finished goods                             $ 13,978         $ 14,621
Raw materials                                 4,365            4,500
Work-in-process                               5,339            5,265
Packaging materials                             477              779
                                      --------------     ------------
                                           $ 24,159         $ 25,165
                                      ==============     ============

     INCOME (LOSS) PER COMMON SHARE

         For the six months ended June 26, 1999 and July 1, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 21,017 and 73,986, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

          At July 1, 2000, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                            73,986,537
      Preferred Stock                                          49,064,516
      Warrants/Options                                         38,196,609
                                                              -----------
         Total Shares and Share Equivalents Outstanding       161,247,662
                                                              ===========

3.       BANK FINANCING

         Effective October 8, 1997, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on December 8, 2004. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to its former lender, and to establish working capital lines of credit. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.       BANK FINANCING (CONTINUED)

         In December 1999, the Loan and Security Agreement was amended to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and (ii) increase the amount available under the Term Loan Facility to $11,500. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001.

         The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was re-finalized to stipulate that (i) the Company must maintain a tangible net worth of not less than $0 as of the end of May 2000 and as of the end of each month thereafter, and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for the month of August, and for any month thereafter, of less than $1,000. At July 1, 2000, the Company's tangible net worth was approximately $1,700. Availability at July 1, 2000 was approximately $4,500. The maximum borrowings under the Revolving Credit Facility was $19,078 during the fiscal six months ended July 1, 2000.

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the forgoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

         Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock"), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

5.       WARRANTS

         In November 1999, the Company issued 12,103,200 warrants to certain shareholders, affiliates of the Company, and various third parties in consideration for providing stand-by guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each guarantor was based upon a formula that took into account the dollar amount of the limited guarantee and the number of days that such guarantee was in place. These warrants have been accounted for as an increase to additional paid in capital and was amortized as interest expense over the life of the guarantee.

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

6.    NON-RECURRING INCOME

      Non-recurring income for the three and six months ended July 1, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark, and $300 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

7.    NEW LICENSES

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. Ridgeview, Inc. previously held the license.

         In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee-highs under the Evan-Picone(R) name. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery in the United States and Canada. Ridgeview, Inc previously held this license as well.

         In connection with obtaining the Ellen Tracy(R) and Evan-Piccone(R) licenses, Danskin has hired Barry Tartarkin, former President of Ridgeview, Ladies Hosiery Group, as the Vice President, General Manager of its Pennaco Hosiery division, along with certain other members of Mr. Tartarkin's management team. Mr. Tartarkin is entitled to, among other things, a percentage of sales of product under the aforementioned license agreements. Mr. Tartarkin replaces Joyce Darkey who has been appointed Vice President, Strategic Planning & Development for Danskin, Inc., spearheading Danskin's Internet efforts.

8.    LEGAL PROCEEDINGS

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

9.    SEGMENT DISCLOSURE

         The Company is organized based on the products its offers. The Company presently operates under two operating segments: Danskin, which designs, manufactures, markets, and sells activewear, dancewear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which currently designs, manufactures, and markets hosiery under the brand names Round-the-Clock(R), Givenchy(R), Evan-Picone(R) and Ellen Tracy(R). (Refer to Note 7 for a discussion of Evan Picone(R) and Ellen Tracy (R) licenses). Pennaco also manufactures under private labels for select retailers.

      The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


segment. For the fiscal six months ended July 1, 2000, Danskin was allocated $1,581 and Pennaco was allocated $799. For the fiscal six months ended June 26, 1999, Danskin was allocated $1,949 and Pennaco was allocated $993. The Company does not allocate interest expense to the divisions.

         Financial information by segment for the fiscal six-month periods ended July 1, 2000 and June 26, 1999 is summarized below:

                                       DANSKIN         PENNACO          TOTAL
June 26, 1999
   Net Revenues                        $ 32,472        $ 15,195        $ 47,667
   Operating Loss                        (3,007)         (1,059)         (4,066)

July 1, 2000
   Net Revenues                        $ 29,799        $ 11,703        $ 41,502
   Operating Loss                        (1,480)           (930)         (2,410)

10.   COMMON STOCK

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

         Based on the aforementioned infusion of new capital, which resulted in $10,000 in undrawn availability at close, and new management's "right-sizing" actions, the Company believes it will have sufficient liquidity in year 2000 to operate the business in the normal course. (See Liquidity and Capital Resources.) As described above, new management has taken positive steps in improving business processes, which it believes will improve ongoing profitability for the Company. As described below, these actions resulted in improved operating results during the fiscal six month period ended July 1, 2000.

         The fiscal six months ended July 1, 2000 consisted of twenty-seven weeks and the fiscal six months ended June 26, 1999 consisted of twenty-six weeks. The fiscal three months ended July 1, 2000 and June 26, 1999 consisted of thirteen weeks each.

         The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Consolidated Condensed Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND SIX MONTH PERIODS ENDED JULY 1, 2000 WITH THE FISCAL THREE AND SIX MONTH PERIODS ENDED JUNE 26, 1999.

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

         Net revenues amounted to $20,471 for the fiscal three months ended July 1, 2000, a decrease of $3,055, or 13.0% from the prior year fiscal three months ended June 26, 1999. Net revenues for the six months ended July 1, 2000 amounted to $41,502, a decrease of $6,165 or 12.9% from the prior year six

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

months ended June 26, 1999. Danskin Activewear net revenues, which include the Company's retail operations, amounted to $14,487 for the fiscal three months ended July 1, 2000, a decrease of $1,378 or 8.7%, from $15,865 in the prior year fiscal three months ended June 26, 1999. Activewear revenues amounted to $29,799 for the six months ended July 1, 2000, a decrease of $2,673 or 8.2%, from $32,472 in the prior year six month period. Revenues for the fiscal three and six month period ended July 1, 2000 decreased primarily due to lower volumes in Danskin basic replenishment business, the packables line and private label programs, as well as, fewer retail and outlet stores, offset in part by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

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

         Sales in the Company's retail stores were $3,160 for the fiscal three-month period ended July 1, 2000, compared to $3,668 for the prior year fiscal period, and were $6,513 for the six month period ended July 1, 2000 compared to $7,563 for the same prior year period. Comparable retail store sales increased 2.0% for the three months ended July 1, 2000 and declined 1.9% for the six months ended July 1, 2000. The decline in retail store sales is largely attributable to the impact of the aforementioned capital constraints encountered during the fiscal year 1999, resulting in inventory imbalances and promotional requirements, all of which have been addressed by management, offset by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, as it now has the capital resources to do so, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. In this regard, in the fiscal period ended July 1, 2000, the Company has eleven fewer stores than the fiscal period ended June 26, 1999. In addition, the Company has closed 14 stores and opened 3 new stores over the past year.

         Pennaco legwear revenues amounted to $5,984 for the fiscal three months ended July 1, 2000, a decline of $1,677, or 21.9% from the prior year fiscal three month period. Revenues amounted to $11,703 for the six months ended July 1, 2000, a decline of $3,492, or 23.0%, from the six month period ended June 26, 1999. The decline in legwear revenues versus the prior fiscal year period reflects weakness in the sheer hosiery market, and in particular, on sales of basic "everyday" sheer hosiery, decreased sales in Round the Clock(R) Take 2 Value Pack Program, decreased continuity programs with chain stores, reduced sales of the Danskin sock program and lower sales levels of closeouts and irregulars. This was offset by the extra week in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The Round the Clock(R) Take 2 Value Pack Program was launched in the fiscal six month period ended June 26, 1999 and generated pipeline orders of $1,600, which were not duplicated in the fiscal six month period ended July 1, 2000. These sales decreases were partially offset by the initial shipments of $1,106 of Evan Picone and of Ellen Tracy products in the fiscal three month period ended July 1, 2000.

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

Ellen Tracy(R)trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. The license was previously held by Ridgeview, Inc.

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

         The Company presently anticipates that together, the sales of product under the Evan-Picone and Ellen Tracy labels will generate revenue of approximately $20,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for Evan-Picone and the Ellen Tracy label for the second fiscal quarter 2000 were $1,106.

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

GROSS PROFIT:

         Gross profit decreased by $465 to $6,052 for the fiscal three months ended July 1, 2000 compared to $6,517 for the fiscal second quarter ended June 26, 1999. Gross profit decreased by $2,416, or 16.5%, to $12,221 for the six months ended July 1, 2000 from $14,637 for the six months ended June 26, 1999. Gross profit, as a percentage of net revenues, increased to 29.6% in the fiscal three month period ended July 1, 2000 from 27.7% for the fiscal three months ended June 26, 1999. For the fiscal six month period ending July 1, 2000, gross profit decreased to 29.4% compared to 30.7% for the six month period ended June 26, 1999. Margins for the fiscal three and six month period ended July 1, 2000 were adversely affected as a result of the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory and an aggressive program to dispose of excess and aging inventory.

         Danskin activewear gross profit, as a percentage of net revenue, increased to 31.6% for the fiscal three months ended July 1, 2000 from 30.0% for the fiscal three months ended June 26, 1999, and decreased to 31.6% for the six months ended June 2000 from 33.8% for the six months ended June 1999. The fiscal three month improvement in margin is mainly due to higher mix of high margin Danskin brand sales, improved margins in closeout sales and higher margins in the Company's retail stores. The fiscal six month period decreases were primarily a result of the impact of the aforementioned capital constraints experienced during fiscal 1999, a greater mix of closeout sales and a lower mix of high margin Danskin brand basic products. As previously discussed margins for fiscal 2000 were adversely affected as a result of the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory. The closeout sales are the result of an aggressive inventory reduction program instituted to improve the quality of inventory and reduce carry costs. The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three month period ended July 1, 2000 was 55.4% compared to 53.1% for the fiscal

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

three month period ended June 26, 1999 and 54.1% for the six months ended July 1, 2000 from 53.0% for the six months ended June 1999.

Pennaco legwear gross profit, as a percentage of net revenue, increased to 24.6% in the fiscal three months ended July 1, 2000 from 23.0% in the prior fiscal three month period ended June 26, 1999 due primarily to realization of higher margins in the Evan Picone(R) and Ellen Tracy labels, partially offset by lower margins for Givenchy and private label customers. Higher manufacturing cost per unit attributable to lower production levels and increased promotional allowances to meet competitive pressure have generated lower margins for Givenchy and private label programs. For the fiscal six month period ended July 1, 2000 gross profits were 24.0% compared to 24.2% in the prior fiscal six month period. The slightly lower gross profit level is driven principally by increased manufacturing unit cost due to reduced production volume levels projected for Year 2000 offset by favorable margin impact from the Evan Picone and Ellen Tracy labels. As previously discussed, the Company is positioned to take advantage of consolidation in the hosiery industry and has obtained licenses for the sale of product under the Evan-Picone and Ellen Tracy Labels. In addition to the aforementioned product development programs, the Company has also initiated a program to phase out unprofitable styles within its existing lines at Pennaco, implemented cost improvement programs, and price increases on Round-the-Clock(R), which, to date, have not been negatively received by customers.

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

         Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $1,172, or 13.9%, to $7,230 or 35.3% of net revenues, in the fiscal three months ended July 1, 2000, from $8,402, or 35.7% of net revenues for the fiscal three months ended June 26, 1999. For the fiscal six month period ended July 1, 2000, selling, general and administrative expenses were $14,631 a decrease of $4,072 or 21.8% compared to $18,703 for the six months ended June 26, 1999. Selling, general and administrative expenses, as a percent of net revenues, was 35.3% for the fiscal six month period ended July 1, 2000 versus 39.2% for the fiscal six month period ended June 26, 1999. The significant decreases were realized in sales promotion and advertising, selling expenses and administrative expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $2,844, or 23.3%, to $9,346, or 26.7% of net revenues for the fiscal six months ended July 1, 2000, from $12,190, or 30.4% of net revenues for the fiscal six months ended June 26, 1999.

INTEREST EXPENSE:

         Interest expense amounted to $750 for the fiscal three months ended July 1, 2000 and $745 for the prior fiscal three month period ended June 26, 1999. Interest expense for the fiscal six month period ended July 1, 2000 was $1,438 compared to $1,389 for the six month period ended June 26, 1999. The Company's effective interest rate was 11.0% and 9.2% for the three months ended July 1, 2000 and June 26, 1999, respectively, and 11.2% and 9.2% for the six months ended July 1, 2000 and June 26, 1999, respectively.

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME TAX PROVISION (BENEFIT):

         The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the fiscal six months ended July 1, 2000 and June 26, 1999. The Company's net deferred tax balance was $0 at both July 1, 2000 and December 25, 1999.

NET LOSS:

         As a result of the foregoing, the net loss was $1,610 for the fiscal three months ended July 1, 2000, an improvement of $1,336 compared to the net loss of $2,946 for the fiscal three months ended June 26, 1999. For the six months ended July 1, 2000, the net loss was $3,887, and improvement of $2,199 compared to a net loss of $6,086 for the prior year fiscal period.

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

         Net cash flow used in operations increased by $1,868 to $9,231 for fiscal six months ended July 1, 2000, from a use of cash in operations of $7,363 for the fiscal six months ended June 26, 1999, principally attributable to decreases in accounts payable and accrued expenses, and increases in accounts receivable and inventories (which included the purchase of Ellen Tracy-Registered Trademark- and Evan Picone-Registered Trademark-inventory from Ridgeview, Inc.) The maximum borrowings under the revolving line of credit was $19,078 during the fiscal six months ended July 1, 2000. Availability was $4,500 as of July 1, 2000.

         Working capital was $5,776 at July 1, 2000 compared to $8,235 at December 25, 1999. The change in working capital is primarily attributable to an increase of $9,037 in the revolving line of credit to fund the net loss and capital expenditures.

         As reflected in the Consolidated Condensed Financial Statements, the Company (i) completed in December 1999 an equity private placement offering of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and a refinancing of the term loan portion of its secured credit facility which resulted in approximately $10,000 of undrawn availability under such facility at the closing of the transaction, (ii) implemented a cost savings strategy Company-wide which has resulted in, and the

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company believes will continue to produce, significant reductions in the Company's infrastructure expenses, and (iii) taken actions to increase the revenue of each of its operating segments. The Company is currently seeking to place the remaining $4,790 of such convertible preferred stock on the same terms and conditions as the December offering and has engaged an investment banker to promote the placement. The Company presently anticipates that the proceeds from such sale, if successful, will be used to finance the Company's Internet efforts and for general working capital purposes. (Refer to "Item 2. Management Discussion and Analysis, Strategic Outlook").

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

         In addition, in connection with the Company's issuance of the Series E Stock, the Company's loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC or the "Lender") was amended to, among other things, (i) increase the amount available under the term loan portion of the facility to $11,500, providing the Company with $4,040 in additional capital, (ii) provide for interest only payments being required through December 2001, providing the Company with $4,600 of additional liquidity, and (iii) extend the maturity date of the entire facility from October 8, 2002 to December 8, 2004.

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


worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was re-finalized in August 2000 to stipulate that (i) the Company must maintain a tangible net worth of not less than $0 as of the end of May 2000, and as of the end of each month thereafter, and (ii) that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for the month of August 2000, and for any month thereafter, of less than $1,000. At July 1, 2000, the Company's tangible net worth was approximately $1,700. Availability at July 1, 2000 was approximately $4,500. The maximum borrowings under the Revolving Credit Facility was $19,078 during the fiscal six months ended July 1, 2000.

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

         Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. The Company elected to pay such accrued but unpaid dividends in Common Stock. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

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

         The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) name. (Refer to Note 7).

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

         Phase I of Danskin.com would be the development of a content-rich community site focused on dance, women's lifestyles, athletics and other activities, offering subject specific information and support, chat rooms, e-mail, and a full line of Danskin(R) products. The site will enable women to access news and information on a variety of participatory activities - running, walking, dance, yoga, hiking, spinning and all types of fitness - plus a national calendar of events, the opportunity to register for events online and may offer hotlinks to related sites.

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

         It is the Company's intention to finance Phase I of Danskin.com with the proceeds of a second closing on the sale of the Series E Stock (Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements), following `proof of concept' resulting from successful implementation of Phase I, to seek strategic and/or venture capital partners/investors for Phase II of Danskin.com and to finance the growth and marketing of Danskin.com beyond Phase I with the proceeds of such investment. If successful through the first two phases of its strategy, it is the Company's intention to undertake a public offering of Danskin.com. Although the Company's Internet strategy has been received with interest by several investment bankers and potential investors, there can be no assurance that the Company or Danskin.com will successfully raise sufficient funds to implement its strategy, or that if implemented, that its strategy will be successful.

         In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities for Brand Danskin(R)as well as seeking to increase its presence in international markets.

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

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.


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

                                         DANSKIN, INC.


August 15, 2000                          By: /s/ CAROL J. HOCHMAN
                                           -----------------------------
                                              Carol J. Hochman
                                              Chief Executive Officer


August 15, 2000                          By: /s/ JOHN A. SARTO
                                           -----------------------------
                                            John A. Sarto
                                            EVP, Chief Financial Officer