Form 10-Q
period 2000-09-30
DANSKIN INC
filed 2000-11-14
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of September 30, 2000, excluding 1,083 shares held by a subsidiary:
73,985,454

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10-Q FOR THE FISCAL THREE AND NINE MONTH PERIODS
                 ENDED SEPTEMBER 25, 1999 and SEPTEMBER 30, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of December 25, 1999 and September 30, 2000 (Unaudited)         3

            Condensed Consolidated Statements of Operations
            For the Fiscal Three and Nine Month Periods Ended
            September 25, 1999 and September 30, 2000 (Unaudited)              4

            Condensed Consolidated Statements of Cash Flows
            For the Fiscal Nine Month Periods Ended
            September 25, 1999 and September 30, 2000 (Unaudited)              5

            Notes to Unaudited Condensed Consolidated Financial Statements     6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        24

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 24

    Item 6. Exhibits and Reports on Form 8-K                                  24

    SIGNATURES                                                                24

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

        (Dollar amounts in thousands, except share and per share amounts)

                             ASSETS                                     December 25, 1999   September 30, 2000
                                                                        -----------------   ------------------
                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                $    663           $    646
     Accounts receivable, less allowance for doubtful accounts of
          $1,087 at December 25, 1999 and $1,084 at September 30, 2000           9,448             13,866
     Inventories                                                                24,159             25,753
     Prepaid expenses and other current assets                                   1,756              1,857
                                                                              --------           --------
          Total current assets                                                  36,026             42,122

     Property, plant and equipment - net of accumulated depreciation and amortization of $9,366 at December 25, 1999 and $10,027 at
          September 30, 2000                                                    10,747              9,561
     Other assets                                                                1,115              1,000
                                                                              --------           --------
     Total assets                                                             $ 47,888           $ 52,683
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Revolving line of credit                                                 $ 10,041           $ 22,024
     Current portion of long-term debt                                                                600
     Accounts payable                                                            7,316              7,373
     Accrued expenses                                                           10,434              8,607
                                                                              --------           --------
          Total current liabilities                                             27,791             38,604
                                                                              --------           --------

     Long-term debt, net of current maturities                                  11,500             10,850
     Accrued dividends                                                              65              1,091
     Accrued retirement costs                                                    2,658              2,658
                                                                              --------           --------
     Total long-term liabilities                                                14,223             14,599
                                                                              --------           --------

          Total liabilities                                                     42,014             53,203
                                                                              --------           --------

     Commitments and contingencies

     Stockholders' Equity
     Series E Cumulative Convertible Preferred Stock, 3,042 shares
          Liquidation Value of $15,210                                          15,210             15,210
     Common Stock, $.01 par value, 100,000,000 shares authorized,
          73,985,878 shares issued at December 25, 1999 and 73,986,537 shares issued at September 30, 2000, less 1,083 shares held by
          subsidiary at December 25, 1999 and September 30, 2000                   739                739
     Additional paid-in capital                                                 39,853             39,852
     Notes receivable from stock sale                                           (1,361)            (1,361)
     Accumulated deficit                                                       (45,532)           (51,925)
     Accumulated other comprehensive loss                                       (3,035)            (3,035)
                                                                              --------           --------
          Total Stockholders' Equity                                             5,874               (520)
                                                                              ========           ========
     Total Liabilities and Stockholders' Equity                               $ 47,888           $ 52,683
                                                                              ========           ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (Dollar amounts in thousands, except share and per share amounts)

                                                        Fiscal Three Months Ended              Fiscal Nine Months Ended
                                                        -------------------------              ------------------------
                                               September 25, 1999   September 30, 2000   September 25, 1999   September 30, 2000
                                                   (Unaudited)         (Unaudited)          (Unaudited)          (Unaudited)
                                                  ------------         ------------         ------------         ------------
Net revenues                                      $     21,173         $     21,392         $     68,840         $     62,894
Cost of goods sold                                      14,947               14,741               47,977               44,022
                                                  ------------         ------------         ------------         ------------

Gross profit                                             6,226                6,651               20,863               18,872

Selling, general and administrative expenses             8,544                7,907               27,245               22,538
Non-recurring income                                                                                                     (665)
Interest expense                                           985                  908                2,374                2,346
                                                  ------------         ------------         ------------         ------------
                                                         9,529                8,815               29,619               24,219

Loss before income tax provision                        (3,303)              (2,164)              (8,756)              (5,347)
Provision for income taxes                                  45                                       135                   20
                                                  ------------         ------------         ------------         ------------

Net loss                                                (3,348)              (2,164)              (8,891)              (5,367)

Preferred dividends                                        271                  342                  812                1,026
                                                  ------------         ------------         ------------         ------------

Net loss applicable to Common Stock                    ($3,619)             ($2,506)             ($9,703)             ($6,393)
                                                  ============         ============         ============         ============

Basic and diluted loss per share:

Net loss per share                                      ($0.17)              ($0.03)              ($0.46)              ($0.09)
                                                  ============         ============         ============         ============

Weighted average number of common shares
     outstanding basic and diluted                  21,022,000           73,987,000           20,966,000           73,986,000
                                                  ============         ============         ============         ============

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (Dollars in thousands, except share and per share amounts)

                                                                      Fiscal Nine Months Ended
                                                              September 25, 1999   September 30, 2000
                                                              ------------------   ------------------
                                                                  Unaudited             Unaudited
                                                                  ---------             ---------
Cash Flows From Operating Activities:
Net loss                                                           ($ 8,891)            ($ 5,367)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                       1,401                1,559
  Stock grants issued                                                    94                   --
  Provision for doubtful accounts receivable                            173                   30
  Net loss on sale of property, plant and equipment                      13                  167
  Net gain on sale of trademark                                          --                 (365)
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                         353               (4,448)
     Decrease (increase) in inventories                               1,605               (1,594)
     Decrease (increase) in prepaid expenses and other assets           412                 (148)
     (Decrease) increase in accounts payable                         (1,202)                  57
     Decrease in accrued expenses                                    (2,597)              (2,015)
                                                                   --------             --------
Net cash used in operating activities                                (8,639)             (12,124)
                                                                   --------             --------

Cash Flows From Investing Activites:
  Capital expenditures                                               (2,510)                (483)
  Proceeds from sale of trademark                                        --                  600
  Proceeds from sale of property, plant and equipment                    --                  108
                                                                   --------             --------
Net cash used in investing activities                                (2,510)                 225
                                                                   --------             --------

Cash Flows From Financing Activities:

     Net borrowings under revolving line of credit                   12,110               11,983
     Repayments of long-term debt                                    (1,610)                 (50)
     Proceeds from term loans                                           943                   --
     Expenses related to recapitalization                                --                   (1)
     Financing costs incurred                                          (131)                 (50)
                                                                   --------             --------
Net cash provided by financing activities                            11,312               11,882
                                                                   --------             --------

Net increase in Cash and Cash Equivalents                               163                  (17)

Cash and Cash Equivalents, Beginning of Period                          546                  663
                                                                   --------             --------
Cash and Cash Equivalents, End of period                           $    709             $    646
                                                                   ========             ========

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                      $  2,288             $  2,163
Income taxes paid                                                        94                   19

Non-Cash Activities

      The Company issued a stock grant of 100,000 shares valued at $.9375 per share to the CFO in January 1999.

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

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

            The Company has taken a number of positive steps. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and $4,040 in the term loan portion of the Company's secured credit facility) resulting in $10,000 in undrawn availability at the close of the transaction. (Refer to Notes 3, 4 and 5 for a discussion of the equity private placement completed to-date and the refinancing of the Company's bank debt.) In addition, beginning in the second half of fiscal 1999, new management undertook a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue. These actions resulted in improved financial results during the first fiscal nine months ended September 30, 2000 as compared to the prior year fiscal nine months ended September 25, 1999. At September 30, 2000 availability under the Company's Revolving Credit Facility was approximately $2,100. Pursuant to certain amendments to the Loan and Security Agreement executed in November 2000, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted monthly business plans through fiscal year 2001, to a maximum of $2,750 (the "Overadvance"). (Refer to Note 3.) The adequacy of the Overadvance to fund the Company's operations is contingent on the Company meeting its business plan through December 2001. Failure of the Company to meet its business plan could adversely affect the Company's liquidity as well as its ability to meet its debt covenants.

            The Company is currently seeking to place the remaining $4,790 of the convertible preferred stock referred to above on the same terms and conditions as the December offering. The Company presently anticipates that the proceeds from such sale, if successful, will be used to finance the Company's Internet efforts and for general working capital purposes. (Refer to "Item 2. Management Discussion and Analysis, Strategic Outlook").

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 30, 2000, as well as its results of operations and its cash flows for the fiscal three and nine month periods ended September 25, 1999 and September 30, 2000. The fiscal nine months ended September 30, 2000 consisted of forty weeks and the fiscal nine months ended September 25, 1999 consisted of thirty-nine weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 25, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year.

      INVENTORIES

            Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                                  December 25,     September 30,
                                                      1999             2000
                                                                    (Unaudited)
                                                  ------------     -------------
Finished goods                                       $13,978          $15,899
Raw materials                                          4,365            3,687
Work-in-process                                        5,339            5,248
Packaging materials                                      477              919
                                                     -------          -------
                                                     $24,159          $25,753
                                                     =======          =======

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE

      For the nine months ended September 25, 1999 and September 30, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 20,966,000 and 73,986,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At September 30, 2000, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                             73,986,537
      Preferred Stock                                           49,064,516
      Warrants/Options                                          39,003,209
                                                               -----------
         Total Shares and Share Equivalents Outstanding        162,054,262
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

      The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In addition, in connection with certain amendments to the Loan and Security Agreement in August 2000, in the event the Company's undrawn availability is less than $5,000 for any month through November 2001, the Company is required to make a principal payment on the Term Loan Facility in the amount of $50. The Company paid $50 for each of the three months during the quarter ended September 30, 2000.

      The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was amended in November 2000 (the "November Amendments") to stipulate that, among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of $(4,800) as of the end of August 2000 and as of the end of each month thereafter,and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At September 30, 2000, the Company's tangible net worth was approximately ($815). Availability at September 30, 2000 was approximately $2,100. Pursuant to the November Amendments, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted monthly business plans through fiscal year 2001, to a maximum of $2,750 (the "Overadvance"). The maximum borrowings under the Revolving Credit Facility were $22,100 during the fiscal nine months ended September 30, 2000.

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. BANK FINANCING (CONTINUED)

      Interest on the Company's obligations under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. Interest may also accrue, at the election of the Company, at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%).

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

4. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED)

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

6. NON-RECURRING INCOME

      Non-recurring income for the nine months ended September 30, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark, and $300 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

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

7. NEW LICENSES (CONTINUED)

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

8. LEGAL PROCEEDINGS

      The Company severed its relationship with Cathy Volker, the Company's former Chief Executive Officer, in June 1999. The Company's and Ms. Volker's respective rights and obligations under Ms. Volker's Employment Agreement, dated as of February 2, 1998, were resolved through arbitration. The results of such arbitration were not material to the Company's financial condition, results of operations, liquidity, or business.

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. SEGMENT DISCLOSURE (CONTINUED)

For the fiscal nine months ended September 30, 2000, Danskin was allocated $2,500 and Pennaco was allocated $1,276. For the fiscal nine months ended September 25, 1999, Danskin was allocated $2,892 and Pennaco was allocated $1,478. The Company does not allocate interest expense to the divisions.

            Financial information by segment for the fiscal nine-month periods ended September 30, 2000 and September 25, 1999 is summarized below:

                                    DANSKIN           PENNACO            TOTAL

September 25, 1999
   Net Revenues                    $ 48,221          $ 20,619          $ 68,840
   Operating Loss                    (4,124)           (2,258)           (6,382)

September 30, 2000
   Net Revenues                    $ 44,032          $ 18,862          $ 62,894
   Operating Loss                    (2,177)           (1,489)           (3,666)

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

      The Company has taken a number of positive steps. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman, and a number of new senior executives, addressed the aforementioned operational issues. In this regard, in December 1999, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility). In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue. These actions resulted in improved financial results during the fiscal nine months ended September 30, 2000 as compared to the prior year fiscal nine months ended September 25, 1999. At September 30, 2000, availability under the Company's Revolving Credit Facility was approximately $2,100. Pursuant to certain amendments to the Company's Loan and Security Agreement, as discussed below, the Company has additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forcasted monthly business plans through fiscal year 2001, to a maximum of $2,750. The adequacy of the overadvance to fund the Company's operations is contingent on the Company meeting its business plan through December 2001. Failure of the Company to meet its business plan could adversely affect the Company's liquidity as well as its ability to meet its debt covenants.

      The fiscal nine months ended September 30, 2000 consisted of forty weeks and the fiscal nine months ended September 25, 1999 consisted of thirty-nine weeks. The fiscal three months ended September 30, 2000 and September 25, 1999 consisted of thirteen weeks each.

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

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 WITH THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 25, 1999.

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

      Net revenues amounted to $21,392 for the fiscal three months ended September 30, 2000, an increase of $219, or 1.0% from the prior year fiscal three months ended September 25, 1999. Net revenues for the nine months ended September 30, 2000 amounted to $62,894 a decrease of $5,946 or 8.6% from the prior year nine months ended September 25, 1999. Danskin Activewear net revenues, which include the Company's retail operations, amounted to $14,233 for the fiscal three months ended September 25, 2000, a decrease of $1,516 or 9.6%, from $15,749 in the prior year fiscal three months ended September 25, 1999. Activewear revenues amounted to $44,032 for the nine months ended September 25, 2000, a decrease of $4,189 or 8.7%, from $48,221 in the prior year nine month period. Revenues for the fiscal three and nine month period ended September 30, 2000 decreased primarily due to lower volumes in the discontinued packables line and private label businesses, as well as, fewer retail and outlet stores, offset in part by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

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

      Sales in the Company's retail stores were $4,157 for the fiscal three-month period ended September 30, 2000, compared to $5,038 for the prior year fiscal period, and were $10,670 for the nine month period ended September 30, 2000 compared to $12,601 for the same prior year period. Comparable retail store sales increased 0.5% for the three months ended September 30, 2000 and declined 1.0% for the nine months ended September 30, 2000. The overall year-to-date decline in retail store sales is largely attributable to the impact of the aforementioned capital constraints encountered during the fiscal year 1999, resulting in inventory imbalances and promotional requirements, all of which have been addressed by management, offset by the extra week in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. In this regard, as of September 30, 2000, the Company has twelve fewer stores than as of September 25, 1999, as the Company has closed 13 stores and opened 1 new store over the past year.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Pennaco legwear revenues amounted to $7,159 for the fiscal three months ended September 30, 2000, an increase of $1,735 or 32.0% from the prior year fiscal three month period. Revenues amounted to $18,862 for the nine months ended September 30, 2000, a decline of $1,757 or 8.5%, from the nine month period ended September 25, 1999. The fiscal three month revenue increase over the prior fiscal three month period is primarily attributable to the incremental sales generated from the Ellen Tracy(R) and Evan Picone(R) brands, as discussed below, since May 2000. These increases were partially offset by lower sales in Round the Clock(R) and the Givenchy(R) brands, as well as, lower levels of closeouts and irregulars compared to the three month period ended September 25, 1999. The decline in legwear revenues for the nine month period ended September 30, 2000 versus the nine month period ended September 25, 1999 reflects weakness in the sheer hosiery market, and in particular, on sales of basic "everyday" sheer hosiery, decreased sales in Round the Clock(R) Take 2Value Pack Program, reduced sales in the Danskin sock program and lower sales levels of closeouts and irregulars. This was offset by the extra week in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The Round the Clock(R) Take 2 Value Pack Program was launched during the fiscal nine month period ended September 25, 1999 and generated pipeline orders of $1,600, which were not duplicated in the fiscal nine month period ended September 30, 2000. These sales decreases were partially offset by sales of $3,818 and $2,712 of Evan Picone(R) and of Ellen Tracy(R) products in the fiscal nine month and three month periods ended September 30, 2000, respectively.

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

      The Company presently anticipates that together, the sales of product under the Evan-Picone and Ellen Tracy labels will generate revenue of approximately $15,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan-Picone(R) and the Ellen Tracy(R) labels for the nine period ended September 30, 2000 were $3,818.

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

GROSS PROFIT:

      Gross profit increased by $425 to $6,651 for the fiscal three months ended September 30, 2000 compared to $6,226 for the fiscal third quarter ended September 25, 1999. Gross profit decreased by $1,991, or 9.5%, to $18,872 for the nine months ended September 30, 2000 from $20,863 for the nine months ended September 30, 1999. Gross profit, as a percentage of net revenues, increased to 31.1% in the fiscal three month period ended September 30, 2000 from 29.4% for the fiscal three months ended September 25, 1999. For the fiscal nine month period ending September 30, 2000, gross profit decreased slightly to 30.0% compared to 30.3% for the nine month period ended September 25, 1999. Despite improvements made in margins, the margins for the fiscal three and nine month period ended September 30, 2000 were adversely affected as a result of the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory and an aggressive program to dispose of excess and aging inventory.

      Danskin activewear gross profit, as a percentage of net revenue, increased to 35.8% for the fiscal three months ended September 30, 2000 from 33.7% for the fiscal three months ended September 25, 1999, and decreased to 33.0% for the nine months ended September 30, 2000 from 33.8% for the nine months ended September 25, 1999. The fiscal three month improvement in margin is mainly due to an improved mix of high margin Danskin brand sales and retail store sales versus the discontinued packables line and low margin private label programs. The fiscal nine month period decreases were primarily a result of the impact of the aforementioned capital constraints experienced during fiscal 1999, a greater mix of closeout sales and a lower mix of high margin Danskin brand basic products. The capital constraints experienced during fiscal 1999 resulted in an increased cost of inventory and the closeout sales are the result of an aggressive inventory reduction program instituted to improve the quality of inventory and reduce carry costs. The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three month period ended September 30, 2000 was 56.2% compared to 51.2% for the fiscal three month period ended September 25, 1999 and 54.9% for the nine months ended September 30, 2000 from 52.3% for the nine months ended September 25, 1999. The improvement is principally attributable to better inventory controls and a mix of higher margin product.

      Pennaco legwear gross profit, as a percentage of net revenue, increased to 21.7% in the fiscal three months ended September 30, 2000 from 16.8% in the prior fiscal three month period ended September 25, 1999 due primarily to realization of higher margins in the Evan Picone(R) and Ellen Tracy(R) labels, decreased customer markdown allowances, partially offset by lower margins for Givenchy and private label business. Higher manufacturing cost per unit attributable to lower production levels have generated lower margins for Givenchy and private label programs. For the fiscal nine month period ended September 30, 2000 gross profit was 23.1% compared to 22.2% in the prior fiscal nine month period. The improved gross profit level is due principally to the favorable margin impact from the Evan Picone(R) and Ellen Tracy(R) labels, price increases for the Round the Clock(R) brand, partially offset by higher manufacturing costs per unit attributable to lower production levels. As previously discussed, the Company is positioned to take advantage of consolidation in the hosiery industry and has obtained licenses for the sale of product under the Evan-Picone(R) and Ellen Tracy(R) Labels. In addition to the aforementioned product development programs, the Company has also initiated a program to phase-out unprofitable styles within its existing lines at Pennaco, implemented cost improvement programs, and price increases on Round-the-Clock(R), which, to date, have not been negatively received by customers.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

      Under new management, the Company has undergone a thorough review of its selling, general and administrative expenses and has reduced expenses and the infrastructure to right-size the organization. This encompassed implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes as well as significant head count reductions at all divisions. As indicated previously, the Company has also streamlined retail operations to reduce operating costs.

      Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $637, or 7.5%, to $7,907 or 37.0% of net revenues, in the fiscal three months ended September 30, 2000, from $8,544, or 40.4% of net revenues for the fiscal three months ended September 25, 1999. For the fiscal nine month period ended September 30, 2000, selling, general and administrative expenses were $22,538 a decrease of $4,707 or 17.3% compared to $27,245 for the nine months ended September 25, 1999. Selling, general and administrative expenses, as a percent of net revenues, was 35.8% for the fiscal nine month period ended September 30, 2000 versus 39.6% for the fiscal nine month period ended September 25, 1999. The significant decreases were realized in sales promotion and advertising, reduced retail store expenses due to closing and downsizing, selling expenses and administrative expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $2,682, or 15.6%, to $14,560, or 27.7% of net revenues for the fiscal nine months ended September 30, 2000, from $17,242 or 30.7% of net revenues for the fiscal nine months ended September 25, 1999.

INTEREST EXPENSE:

      Interest expense amounted to $908 for the fiscal three months ended September 30, 2000 and $985 for the prior fiscal three month period ended September 25, 1999. Interest expense for the fiscal nine month period ended September 30, 2000 was $2,346 compared to $2,374 for the nine month period ended September 25, 1999. The Company's effective interest rate was 11.4% and 10.8% for the three months ended September 30, 2000 and September 25, 1999, respectively, and 11.3% and 9.8% for the nine months ended September 30, 2000 and September 25, 1999, respectively.

INCOME TAX PROVISION (BENEFIT):

      The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the fiscal nine months ended September 30, 2000 and September 25, 1999. The Company's net deferred tax balance was $0 at both September 30, 2000 and December 25, 1999.

NET LOSS:

      As a result of the foregoing, the net loss was $2,506 for the fiscal three months ended September 30, 2000, an improvement of $1,113 compared to the net loss of $3,619 for the fiscal three months ended September 25, 1999. For the nine months ended September 30, 2000, the net loss was $6,393, an improvement of $3,310 compared to a net loss of $9,703 for the prior year fiscal period.

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

      Net cash flow used in operations increased by $3,485 to $12,124 for fiscal nine months ended September 30, 2000, from a use of cash in operations of $8,639 for the fiscal nine months ended September 25, 1999, principally attributable to decreases in accrued expenses and increases in accounts receivable and inventories (which included the purchase of Ellen Tracy(R) and Evan Picone(R) inventory from Ridgeview, Inc.) and increased shelf stock to support the Company's quick response programs. The maximum borrowings under the revolving line of credit was $22,100 during the fiscal nine months ended September 30, 2000. Availability were $2,100 as of September 30, 2000.

      Working capital was $3,518 at September 30, 2000 compared to $8,235 at December 25, 1999. The change in working capital is primarily attributable to an increase of $11,983 in the revolving line of credit to fund the net loss, increases in inventory levels and capital expenditures.

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

      Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In addition, in connection with certain amendments to the Loan and Security Agreement in August 2000, in the event the Company's undrawn availability is less than $5,000 for any month through November 2001, the Company is required to make a principal payment on the Term Loan Facility in the amount of $50. The Company paid $50 for each of the three months during the quarter ended September 30, 2000. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

      The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was amended in November 2000 (the "November Amendments") to stipulate that, among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of $(4,800) as of the end of August 2000, and as of the end of each month thereafter, and (ii) that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement any month of less than $0 after taking into account the Overadvance discussed below. At September 30, 2000, the Company's tangible net worth was approximately ($815). Availability at September 30, 2000 was approximately $2,100. Pursuant to the November Amendments, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted business plans through fiscal year 2001,

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

to a maximum of $2,750 (the "Overadvance"). The maximum borrowings under the Revolving Credit Facility was $22,100 during the fiscal nine months ended September 30, 2000. The adequacy of the Overadvance to fund the Company's operations is contingent upon the Company meeting its monthly business plan through December 2001. Failure of the Company to meet its business plan could adversely affect the Company's liquidity as well as its ability to meet its debt covenants.

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

      The Company expects to finance its short term growth, working capital requirements, capital expenditures, management information systems upgrades and debt service requirements principally from the additional capital and liquidity provided by the sale of Series E Stock and the refinancing of its secured term debt, as discussed above, along with cash generated from operations, existing credit lines, including the Overadvance as discussed previously, and vendor arrangements.

      The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company may need additional financing, however, for the acquisition or development of any new business or programs, including the development of its strategy to develop Danskin.com as a content and commerce site for active women.

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

      The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) name as discussed herein.

      The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

      The Company has developed, and intends to implement, contingent on future financing, a robust Internet strategy in the near future. The strategy is predicated upon the strong recognition of Brand Danskin(R) among women, and its lifestyle credibility among women in the dance and physical activity arenas. According to research the Company has obtained, this segment of the female population has the potential to capture the focused attention of substantially more that half of all U.S. women. The Company believes that Brand Danskin's(R) high recognition and credibility presents a unique opportunity to create and implement a lifestyle Internet site focused on content and contextual commerce relevant to dance and physical activity.

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

      The Company will also use the Danskin.com community site to expand the internet presence of and access to the Danskin Women's Triathalon Series, the most popular multi-sport series in the world exclusively for women. The six-city series reaches over 140 million through media exposure, community involvement and participant's inspiration stories. Danskin sponsors "grass roots' programs in each market to enhance the experience for participants. The `Mentor Mentee' program allows first-time entrants to receive support and advice from past participants and through `Team Survivor,' Danskin provides free specialized coaching and training for breast cancer survivors. Danskin.com will allow the Company to expand the reach and marketing impact of the Triathlon.

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

      It is the Company's intention to finance Phase I of Danskin.com with the proceeds of a second closing on the sale of the Series E Stock (Refer to Notes 1 and 4 of the Notes to Consolidated Condensed Financial Statements), following proof of concept' resulting from successful implementation of Phase I, to seek strategic and/or venture capital partners/investors for Phase II of Danskin.com and to finance the growth and marketing of Danskin.com beyond Phase I with the proceeds of such investment. If successful through the first two phases of its strategy, it is the Company's intention to undertake a public offering of Danskin.com. Although the Company's Internet strategy has been received with interest by several investment bankers and potential investors, there can be no assurance that the Company or Danskin.com will successfully raise sufficient funds to implement its strategy, or that if implemented, that its strategy will be successful.

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

CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION HEREIN, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2000 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO HEREIN
, ARE
INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

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

                                           DANSKIN, INC.


November 14, 2000                          By: /s/ CAROL J. HOCHMAN
                                           -------------------------------------
                                               Carol J. Hochman
                                               Chief Executive Officer


November 14, 2000                          By: /s/ JOHN A. SARTO
                                           -------------------------------------
                                            John A. Sarto
                                            EVP, Chief Financial Officer