Form 10-K
period 2000-12-30
DANSKIN INC
filed 2001-03-30
CIK 889299

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

                         COMMISSION FILE NUMBER 0-20382
                            ------------------------

                                 DANSKIN, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     62-1284179
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
530 SEVENTH AVENUE, NEW YORK, NEW YORK                        10018
    (Address of principal executive                         (Zip Code)
               offices)

      Registrant's telephone number, including area code:  (212) 764-4630

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
         COMMON STOCK, PAR VALUE $.01 PER SHARE, AND ASSOCIATED RIGHTS
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K. __

    As of March 1, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,678,800. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted by the National Quotation Bureau on such date.

    As of March 1, 2001, there were 68,945,454 shares of the registrant's Common Stock outstanding, excluding 1,083 shares held by a subsidiary.

    Unless the context indicates otherwise, the term "Company" refers to Danskin, Inc. and, where appropriate, one or more of its subsidiaries.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DANSKIN, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
Item 1.      Business....................................................      2
Item 2.      Properties..................................................     13
Item 3.      Legal Proceedings...........................................     13
Item 4.      Submission of Matters to a Vote of Security Holders.........     14

PART II
Item 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters.......................................     14
Item 6.      Selected Consolidated Financial Data........................     14
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     17
Item 8.      Financial Statements and Supplementary Data.................     29
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     29

PART III
Item 10.     Directors and Executive Officers of the Registrant..........     30
Item 11.     Executive Compensation......................................     33
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................     37
Item 13.     Certain Relationships and Related Transactions..............     39

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................     40

SIGNATURES                                                                    42

CONSOLIDATED FINANCIAL STATEMENTS                                            F-1

FINANCIAL STATEMENT SCHEDULES                                                S-1

                                     PART I

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1. BUSINESS

    Capital constraints impacted all aspects of Danskin, Inc. and Subsidiaries' (the "Company") businesses during the last two fiscal periods. This included in fiscal 1999, among other aspects: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Ms. Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock and $4,040 in the term loan portion of the Company's secured credit facility) resulting in $10,000 in undrawn availability at the close of the transaction. In addition, beginning in the second half of fiscal 1999, new management undertook a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

    These actions resulted in improved financial results during fiscal year 2000 as compared to fiscal year 1999. The Company incurred a net loss of ($9,274) for the fiscal year ended December 30, 2000, an improvement of $11,712 compared to the net loss of ($20,986) for the fiscal year ended December 25, 1999. Fiscal year 1999 results were adversely impacted by non-cash charges pertaining to issuance of warrants and employee stock grants amounting to $2,489.

    At December 30, 2000, availability under the Company's Revolving Credit Facility was an overadvance of ($450). Pursuant to certain amendments to the Loan and Security Agreement executed in March 2001, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001 based on the Company's forecasted monthly business plans through fiscal year 2001, plus an additional $3,000 in excess availability to a maximum overadvance of $7,631 (the "Overadvance"). Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2001 to operate the business in the normal course (See Managements' Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

    The Company is currently seeking to raise additional capital, either by placing the remaining $4,790 of the convertible preferred stock referred to above or by raising additional capital through the sale of other debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes. (See Managements' Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

    The Company designs, manufactures and markets several leading brands of women's activewear, dancewear and legwear. Danskin(-Registered Trademark-), Zen Sport-TM- from Danskin(-Registered Trademark-),
Round-the-Clock(-Registered Trademark-), Freestyle(-Registered Trademark-) and Danskin Girl-TM- are the Company's principal proprietary brands. The Company also manufactures women's legwear under the Ellen Tracy(-Registered Trademark-), Givenchy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) brands pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions:
Danskin Division for activewear and Pennaco for legwear.

    Danskin(-Registered Trademark-) is a leading brand of women's activewear, legwear, and dancewear in the United States, enjoying a total brand awareness factor of over 80% among target women. According to the Fairchild 100 Study, Danskin ranks 4th, behind Nike, Reebok, and Adidas, in consumer perception for the Activewear Category. The Company manufactures and sells activewear, dancewear and legwear to girls and women under the Danskin(-Registered Trademark-) label and to large-size women under the Danskin Plus(-Registered Trademark-) label. Although known for its design of seasonal fashion offerings and its wide range of colors, currently approximately 77% of the Danskin Division's net revenues are attributable to basic styles, with black being the most popular color. The Company currently licenses the Danskin(-Registered Trademark-) brand to manufacturers of women's underwear, children's socks and women's cycling wear. The Danskin Division currently produces approximately 32% of its activewear products at its plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that its domestic manufacturing allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends.

    The Company's Danskin Division operates two full-priced stores and 31 outlet stores in 19 different states. The Company's outlet stores, in addition to offering in-line merchandise, provide a distribution channel for irregulars and excess inventory.

    Pennaco hosiery is widely recognized for its quality, fit and innovation. Pennaco is one of the oldest manufacturers of hosiery in the United States and the second largest supplier of sheer hosiery to domestic, full line department stores and apparel specialty stores, as well as being a leading supplier of private label hosiery to these stores. The Company markets Round-the-Clock(-Registered Trademark-), a proprietary brand, which has been in the market since 1919, as well as the Ellen Tracy(-Registered Trademark-), Givenchy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) licensed brands of hosiery.

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

    Key elements of the Company's strategy include the following:

EXPANSION OF DANSKIN(-REGISTERED TRADEMARK-) PRODUCT LINES

    The Company believes that innovative product is the key to the success and longevity of Brand Danskin(-Registered Trademark-). The first company to bring Supplex(-Registered Trademark-) Lycra-Registered Trademark- performance fabric to the market, Danskin has expanded its Supplex(-Registered Trademark-) Lycra(-Registered Trademark-) fabric line by continually offering new fabric innovations. Supplex(-Registered Trademark-) Rib and Heathered Supplex(-Registered Trademark-) are textured fabrics that combine style with technology, while Woven Supplex(-Registered Trademark-) offers the benefit of Supplex(-Registered Trademark-) fabric in off the body silhouettes that take advantage of the trend toward loose, cover-up activewear.

    The Company also continues to capitalize on the successful introduction of Dry Zone-TM-, a revolutionary new moisture management fabric designed to regulate body temperature in multi-climate conditions. This fabric combines technical innovation with comfort and style, offering the Danskin consumer an alternative performance fabric.

    To continue to move Brand Danskin(-Registered Trademark-) beyond its traditional stretch bodywear platform, the Company introduced Zen Sport-TM- from Danskin(-Registered Trademark-) in the fall of 1999. The Zen Sport-TM- from Danskin(-Registered Trademark-) collection strikes a balance between active and casual wear, with apparel made from environmentally safe materials. Zen Sport-TM- from Danskin(-Registered Trademark-) responds to a woman's need for clothing that is suited to low impact activities such as yoga, meditation and stretch exercises, satisfying the need for comfort while reinventing the way we define workout wear.

    Due to the success of Zen Sport-TM- from Danskin(-Registered Trademark-), the market trend toward loose, cover-up Activewear, and the popular activity increases in yoga, Danskin will introduce Everywear-TM- during Holiday 2001, an Activewear line that has the attributes of the Company's Zen Sport-TM-collection, but is more athletic in nature to address the specific needs of the sporting goods and moderate department store channels of distribution.

INTERNATIONAL SALES EXPANSION

    The Company believes that Brand Danskin(-Registered Trademark-) enjoys strong recognition in many foreign markets, and that the Company has not taken full advantage of this opportunity. The Company has targeted international markets as a potentially significant source of growth in fiscal 2001 and beyond. The Company has brought on a Vice President, International to focus on driving international growth, primarily through distribution channel expansion throughout Western Europe. Penetration of sales per female capita, even at half the level of the United States could yield significant upside revenue potential for the Company. Activewear sales of other manufacturers/suppliers have been significant in international markets. However, the Company's sales in the market have been primarily related to its dance products. A recent fact-finding study, commissioned by the Company, found strong retailer interest in carrying Danskin's Activewear line. Export net sales over the past three full fiscal years were $5,900 for fiscal 1998, $4,800 for fiscal 1999 and $4,400 for fiscal 2000.

LICENSING OF THE DANSKIN(-REGISTERED TRADEMARK-) NAME AND DIFFUSION MARKS

    The Company currently licenses the Danskin(-Registered Trademark-) brand to manufacturers of women's and girls underwear, children's socks, and women's cycling wear. The Company believes that there is an opportunity to license the Danskin(-Registered Trademark-) name for additional product categories, including such categories as fitness equipment, swimwear, body care products, eyewear, dance shoes and bags. The Company believes that selective licensing enhances the value of its brands, by expanding the opportunities for retail purchases of its brands, affording cross-marketing and merchandising opportunities and providing additional product categories for sale in Company-owned stores. The Company is presently in negotiations for the license of fitness equipment in the United States, children's sleepwear in the United States, dance shoes in Europe, and is in discussions with a number of additional potential licensees for various product categories.

    The Company recently signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle(-Registered Trademark-), a Danskin Company" line of women's and girl's Activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing
June 2001. Danskin will retain design approval over all product manufactured and distributed by Jacques Moret. The "Freestyle(-Registered Trademark-), a Danskin Company" lines will be represented by product that is distinctly different from both the current Brand Danskin(-Registered Trademark-) offering and the current Target offering. The women's and girl's Activewear lines offer Target's clientele fashion and function at a value that will exceed consumer expectation levels. The Company believes that the Target opportunity is a significant step in the development of the Company's branding strategy--its transformation from strictly a manufacturer to a brand manager and marketer. It believes that the credibility and power of Brand

Danskin(-Registered Trademark-) will allow it to seek enhanced distribution of Brand Danskin(-Registered Trademark-), as well as its diffusion lines, through its in-house efforts and additional strategic licensing opportunities.

COMPANY-OWNED STORE STRATEGY

    Recognizing that the Company's retail stores provide a platform for capitalizing on the strong brand awareness enjoyed by Brand
Danskin(-Registered Trademark-), provide a channel of distribution where the Company can showcase its products, and act as a laboratory for product innovation, the Company has taken steps to revitalize its retail operations, including the hiring of a dedicated management team, including a merchandiser, closing under-performing locations, downsizing certain locations, remerchandising the stores, installing a point of sale system in all locations to provide critical inventory and sales information and implementing visual merchandising programs in all locations to achieve a consistent and identifiable retail impression and presence.

    OUTLET STORES. During fiscal 2000, capital constraints continued to severely impact the retail operations of the Company. New management has taken steps to evaluate the performance of its retail outlet locations and has limited the number of new outlet stores it opens, focusing on opening turn-key locations with short term leases in locales where the Company can turn significant amounts of inventory to drive revenue. The Company's efforts are designed to transform its outlet stores to smaller, efficient specialty outlet stores, which represent the overall Danskin(-Registered Trademark-) product line. In order to achieve this, the Company has downsized certain locations, changed the stores' merchandise mix and fulfillment practices to provide for the automatic replenishment of basic product as determined by model stock levels, allowed for the purchase of in-line seasonal merchandise, and has implemented focused store merchandising and imaging programs that improve the stores' overall product presentation with a focus on improved presentation of key items. This effort is supported by the hiring of the first merchandiser during the fourth quarter of fiscal 1999.

    FULL PRICE RETAIL STORES. The Company presently operates two full-price retail store under the Danskin(-Registered Trademark-) name: Columbus Avenue in New York City and in the Prudential Center in Boston, Massachusetts.

    The Company continues to believe that the recognition of Brand Danskin(-Registered Trademark-), along with the brand's reputation for fit, comfort and durability, provide the Company with an opportunity to successfully open additional full price Danskin(-Registered Trademark-) stores in freestanding metropolitan and upscale mall locations. Such stores would offer the Danskin(-Registered Trademark-) consumer a wider assortment of Danskin(-Registered Trademark-) merchandise by carrying an inventory representative of the entire Danskin(-Registered Trademark-) line consisting of approximately 1,500 SKU's, contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(-Registered Trademark-) products. In addition to expanding a channel of distribution for the Company's products, the Company believes that these stores would be an effective form of consumer advertising and help "showcase" the full assortment of its product offerings. While management believes that there are ample opportunities for selective national expansion of its full price retail strategy, it is presently focusing on, and has made substantial progress under its "right-sizing" initiatives, improving the operations and performance of its current retail store base, developing a formula which it can then successfully apply to additional store locations.

    E-COMMERCE. The Company continues to pursue a number of strategies for the marketing and distribution of its activewear and legwear products over the Internet. The Company's ".com" strategy is discussed below. In addition to its planned Internet activities, the Company has joined forces with a number of e-commerce partners for the distribution of its legwear and activewear products, and anticipates that such ventures will have a positive effect on the Company's revenues while providing critical exposure for its proprietary and licensed brands. The Company believes that the Internet will also provide it with a distribution channel that will allow it to offer the full complement of its legwear and activewear product lines, while reaching a broader audience than is presently available to it in any existing channel of distribution.

ESTABLISHMENT OF PENNACO AS A COMPLETE LEGWEAR RESOURCE

    Despite continued capital constraints encountered during fiscal 2000, Pennaco continues to be the number two hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and enjoys a reputation for the fit and sheer quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also a major supplier of private label sheer hosiery sold by these department stores. With the focus on developing market right products and programs, the Company has developed initiatives for each of its legwear brands to take advantage of the opportunities for niche products and in growing specialty and dot.com channels of distribution. With the addition of the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) labels during fiscal 2000, as well as an expanded casual and private label presence, the Company has completed the process of recreating itself as a complete legwear resource.

PRODUCTS

    ACTIVEWEAR

    The Company designs, manufactures and markets several leading brands of women's and girl's activewear (including bodywear, cover-ups and outerwear), performance legwear and dancewear under the Danskin(-Registered Trademark-), Danskin Girl-TM-, Zen Sport-TM- from Danskin(-Registered Trademark-), Everywear-TM- and Freestyle(-Registered Trademark-) labels.

    Danskin realizes approximately 77% of activewear revenues from basic styles, with black being the single most popular color. Activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or colors. Under management's "right-sizing" initiatives, and in an effort to improve margins and minimize operating complexity, the Company has made significant progress in eliminating low-volume and unprofitable SKU's from its product offerings. The total number of SKU's for activewear, per season, is approximately 5,600. Danskin(-Registered Trademark-) activewear products sell at retail prices ranging from $8.50 to $84.00.

    LEGWEAR

    Pennaco is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and legwear to domestic, full line department stores and apparel specialty stores and a major supplier of private label hosiery to these stores. Approximately 36% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand,
Round-the-Clock(-Registered Trademark-), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex (Lycra(-Registered Trademark-)) yarns to hosiery.

    The Company also manufactures and sells licensed brands of hosiery under the Ellen Tracy(-Registered Trademark-), Givenchy(-Registered Trademark-) and Evan Piccone(-Registered Trademark-) labels, which, together represented approximately 47.5% of legwear revenues for the fiscal year ended December 30, 2000.

    Givenchy(-Registered Trademark-) has been a leading brand since its introduction by Pennaco in 1979. Effective January 1, 1999, the Company renewed the Givenchy(-Registered Trademark-) license agreement for an additional three years, subject to renewal under certain circumstances. The
Givenchy(-Registered Trademark-) license agreement covers the United States, Canada and Mexico and expires on December 31, 2001.
Givenchy(-Registered Trademark-) sheer hosiery retails in a price range of $4.50 to $13.00.

    The Company's agreement with Ellen Tracy(-Registered Trademark-) extends through December 31, 2003, and grants the Company worldwide distribution rights for hosiery, tights, socks and trouser socks under the Ellen

Tracy(-Registered Trademark-), Linda Allard-Registered Trademark- and Linda Allard for Ellen Tracy(-Registered Trademark-) labels. Ellen
Tracy(-Registered Trademark-) products retail in a price range of $5.00 to $16.00.

    The Company's agreement with JONES APPAREL GROUP for the Evan
Picone(-Registered Trademark-) label grants the Company distribution rights in North America for hosiery through December 31, 2003. Evan
Picone(-Registered Trademark-) products retail in a price range of $2.95 to
$10.00

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

MARKET SEGMENTATION

    ACTIVEWEAR

    The Company sells its activewear products to approximately 3,060 accounts, representing over 4,950 stores. These products are targeted towards different segments of the wholesale market. Danskin(-Registered Trademark-) and Danskin Plus(-Registered Trademark-) (activewear for the large sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Academy, Garts and Oshman's Sporting Goods, full line department stores, including Saks, Dillard's, Nordstrom, Lord & Taylor, Federated Department Stores (including Bloomingdale's, Bloomingdale's by Mail and Macy's), Belk Stores, and many smaller sporting goods and specialty stores. The Company continues to re-evaluate its product offerings to gain additional penetration in the activewear market in department stores.

    LEGWEAR

    The Company sells its legwear products to approximately 600 accounts, representing over 1,800 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's and Bloomingdale's), May Co. stores (including Kaufmans, Filenes, Hecht, Famous Barr, Robinson May, Foleys, Meier and Frank and Lord & Taylor), Dillards, Dayton Hudson and Marshall Field's, Nordstrom, Saks Fifth Avenue, and Talbot's (including its catalog).

    The Company provides a diversity of legwear products to its customer base at each price/quality level, and seeks market niches for product expansion. Within the legwear market, the market is divided principally by retail price points, with designer brands such as Ellen Tracy(-Registered Trademark-) and Givenchy(-Registered Trademark-) occupying the upper price point positions with generally higher gross margins, additional brands, such as Round-the-Clock(-Registered Trademark-) and Evan Picone(-Registered Trademark-), occupying the middle price point positions and private label products at varied price points, depending upon the retailer's brand image.

STORE OPERATIONS

    FULL PRICE RETAIL

    The Company has operated a full price retail store under the Danskin(-Registered Trademark-) name on Columbus Avenue in New York City since November 1994. The store covers approximately 3,000 square feet and is designed exclusively for women, offering a wide assortment of Danskin(-Registered Trademark-) products. During fiscal 2000, the Company undertook a refurbishment of its Columbus Avenue location which has resulted in increased revenues in this location. The Company also operates a full price store in Prudential Center in Boston, Massachusetts. The Company believes that the full price store concept will be applicable in other major metropolitan areas and in selected upscale mall locations in the United States. However, it is presently focusing on improving the operations and performance of its current retail store base, developing a formula, which it can then successfully apply to additional store locations.

    OUTLETS

    The Company currently operates 31 outlet stores located in 19 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,800 to 7,500 square feet, with the average being approximately 3,500 square feet. Although these stores have traditionally provided the Company with a channel of distribution for closeout merchandise, the Company has moved to providing more in-line merchandise in its outlet store, resulting in improved inventory turns and margins. The Company has also improved the operations of its retail stores through improved personnel and staffing, store downsizings and the closing of unprofitable stores, among other factors, which have resulted in lower store operating expenses.

OPERATIONS

    ACTIVEWEAR

    The Company manufactures approximately 32% of is activewear products in its 275,000 square foot facility in York, Pennsylvania, and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The manufacturing capabilities of this facility include knitting, cutting, sewing, dyeing, and finishing. The Company believes that manufacturing domestically allows it to maintain an overall shorter lead-time. This allows the Company to respond to customer orders in a reasonable amount of time and also allows its designers to respond quickly to market trends. This enables Danskin to defer authorization of fabric purchasing and cutting until buyers have seen product samples. In addition, the Company redirected its York facility to operate principally as a bottoms manufacturer, with state of the art cutting and sewing, which has enabled the Company to achieve longer, more efficient runs. The York facility is also the Company's focal point for product development.

    In order to complement the York facility, the Company operates a sewing facility in Mexicali, Mexico, operating under NAFTA. This facility produces activewear at significantly enhanced margins. The Mexico facility, along with contractors in the Mexicali, Mexico region, provide the Company with manufacturing expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. Approximately 31% of the Company's activewear product is produced in Mexico.

    The Company continues to pursue its strategy of diversifying the manufacturing of its activewear product offerings by using offshore manufacturing to purchase packaged finished goods. As a result, it expects to source an increasing proportion of its total production through offshore contractors. Currently, approximately 37% of the activewear manufacturing is package-sourced offshore.

    With all three sources of manufacturing, the Company is continually striving to reduce total lead times, raw material inventories, and work in process inventory levels. Continually evaluating and changing current processes, plant layout changes, and organization changes are helping to attain these objectives.

    The York facility has dyeing capabilities which enable the Company to hold basic garments in greige (undyed state), and then garment dye based on the release of customer orders. This allows the Company to minimize inventory risk, minimize finished goods inventory, and reduce the time required to react to customer spikes in demand. Distribution of Activewear is made from Danskin's 120,000 square foot facility in York, Pennsylvania.

    LEGWEAR

    The Company manufactures the majority of its sheer and casual legwear at its Grenada, Mississippi facility. The Company's additional manufacturing capacity needs are met through long term relationships with manufacturers in Mexico and Italy. Experienced senior managers have joined Pennaco in the past year and are pursuing a number of initiatives to raise efficiencies and profitability. Specifically, Pennaco is in the process of compressing its manufacturing square footage to gain increased efficiencies, reduce inventories and achieve dramatic improvements in cycle times. Significant headcount reductions and renegotiated terms with suppliers have led the way to improving the cost structure of the facility. A key ingredient to the plant initiatives has been an extremely stable and willing workforce. The Company's legwear distribution facilities are also located in Grenada, Mississippi.

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

SALES

    The Company's domestic sales force presently consists of approximately 17 sales people; 6 of whom are responsible for marketing the Company's activewear product lines and 11 of whom are responsible for marketing the Company's legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores. The Company has an inside Sales and Customer Service Department that supplement area coverage and provide assistance to accounts. The Company periodically reviews the structure of its sales force and makes adjustments based on the Company's needs.

    The activewear sales force is headed up by the Vice President, General Manager of Brand Danskin(-Registered Trademark-). Reporting to the Vice President, General Manager are three sales Vice Presidents. Each Vice President is responsible for a distinct customer class of trade. The Company's major classes of trade distinctions are Sporting Goods, Department Stores and Specialty Stores. The Company employs a direct sales force responsible for the Sporting Goods and Department Store classes of trade. The Specialty Store class of trade is handled by an independent sales force. Currently, Danskin has contracts with eight independent representatives, who are currently managing sixteen field representatives. In addition, Danskin employs a sales person solely responsible for the private label and closeout businesses. Sales account executives are compensated on a straight salary basis, and independent sales representatives are compensated on a commission basis.

    The Pennaco sales force is comprised of Company employees whose responsibilities are structured around the Division's major accounts. To drive the Division's revenue, the Company has, among other steps, recently adjusted the compensation structure for the Pennaco sales force to be comprised of a combination of base salary and commission.

    The Company emphasizes its commitment to customer service through a staff of approximately 40 area merchandisers, located throughout the country, whose principal responsibility is field merchandising of legwear products in department stores. These representatives are present in the stores during peak consumer traffic periods; they merchandise the selling fixtures, instruct store personnel about effective selling, conduct seminars, interact directly with consumers and are available to support in-store events and promotions, all with the goal of maximizing sales of the Company's products. To a lesser extent, they also merchandise the Company's activewear products in department stores and certain sporting goods stores.

    Export sales are generally made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(-Registered Trademark-) activewear directly. The Canadian sales force is managed by an employee of Danskin Canada, the Company's wholly owned subsidiary.

MARKETING

    BRAND DANSKIN(-REGISTERED TRADEMARK-)

    The Company uniquely supports women's and girls' active lifestyles through it's Dance, Active and Everywear-TM- product lines. The overall marketing strategy is to provide products that dramatically exceed consumers' expectations for fashion, fit and femininity, while maximizing the presence and support of Brand Danskin(-Registered Trademark-) at retail.

    Dance is the company's heritage, and a complete program of marketing activities supports these products, including national print advertising, dance spokeswoman (Deanna McBrearty of New York City Ballet), retailer programs for in-store merchandising, sponsorships of major dance companies and projects, and studio sweepstakes promotions. The Company has returned to it's advertising slogan of "What Dancers Wear-TM-" to support it's strong, broad product offering and long history of serving female dancers from their introductory dance classes that begin at age three. Danskin is also the 2001 preferred dancewear and legwear supplier to the world famous, Rockettes, as they celebrate their 75th anniversary.

    The Company's Activewear lines are primarily supported by the Company's ownership and title sponsorship of the Danskin Women's Triathlon Series, now beginning its 12th year. Over 70,000 women have competed in a "Danskin" as the event is called by participants. Covering seven cities throughout the United States, the Company uses the Series as a promotional event for both retailers and consumers, offering seminars at partner retailer locations for participants prior to the race event in each city. The Company further evidences its support of women's programs by donating a percentage of the series entry fee to the Susan G. Komen Breast Cancer Foundation. Marketing programs to improve in-store merchandising and provide product information to consumers are continuing.

    Danskin(-Registered Trademark-) Everywear-TM- is a new classification of lifestyle products inspired by the increasing popularity of yoga and other meditative activities, yet versatile enough for wear out of the gym as part of a casual lifestyle. This line will begin shipping to sporting goods and department stores in Holiday, 2001. Zen Sport-TM- from Danskin(-Registered Trademark-), the Company's higher-end Yoga line, is currently in all doors of Saks Fifth Avenue, a significant number of Nordstrom doors and many better specialty stores throughout the country, with significant sell-throughs driving a dramatic growth rate for the business. Zen Sport-TM- from Danskin(-Registered Trademark-) and Danskin Everywear-TM- are supported by in-store collateral and hangtag programs.

    LEGWEAR

    The Company offers a full range of hosiery products through the portfolio of four brands, Ellen Tracy(-Registered Trademark-),
Givenchy(-Registered Trademark-), Evan Picone(-Registered Trademark-) and Round the Clock-Registered Trademark-, as well as retaining the role of a major private label hosiery supplier to the department stores.

    Each of the brands offered by the Company offers consumers innovative products that respond to fashion trends and packaging that calls out features and benefits to the time-starved shopper. Givenchy(-Registered Trademark-) has enjoyed sales increases due to an innovative packaging strategy that has significantly improved the image of the brand at retail. The Company anticipates giving Ellen Tracy(-Registered Trademark-) the same retail facelift in fiscal 2001. Each of the products offered by the Company is supported by in-store signage and in-store merchandisers who insure replenishment of inventory within fixturing.

SEASONALITY

    The Company's business achieves seasonally higher financial performance in its September fiscal quarter, principally as a result of "back-to-school" purchases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality."

SUPPLIERS

    The Company's raw materials consist principally of piece goods and yarn that are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company obtains Lycra(-Registered Trademark-) from DuPont. Although from time to time there have been shortages of Lycra(-Registered Trademark-), such shortages have not adversely affected the Company. The Company does not have long-term formal arrangements with any of its suppliers. Due to capital constraints which continued to be encountered during fiscal 2000, the Company was unable to adequately satisfy its raw material requirements. Management is in the process of negotiating with suppliers to re-instate favorable credit terms which the Company has historically enjoyed. Based on the progress made to date on improving its operations, the Company anticipates that it will adequately be able to satisfy its ongoing raw material requirements.

TRADEMARKS

    The Company owns and utilizes a variety of trademarks, the principal ones being Danskin(-Registered Trademark-), Zen Sport-TM- from
Danskin(-Registered Trademark-), Danskin Girl-TM-,
Round-the-Clock(-Registered Trademark-) and Freestyle(-Registered Trademark-). The Danskin(-Registered Trademark-) trademark is owned by the Company worldwide, except in Japan, and is registered with the United States Patent and Trademark Office and in most other major jurisdictions of the world. In Japan, the trademark is owned by the Company's former licensee, Goldwin, Inc.

    Certain of the Company's other trademarks are registered with the United States Patent and Trademark Office and in some foreign jurisdictions as well. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company actively protects its trademarks against infringement.

REGULATION

    The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the federal "Superfund" program. The Company cannot, with certainty, assess at this time the impact upon its operations or capital expenditure requirements of future emission standards and enforcement practices under the 1990 amendments to the Clean Air Act.

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

EMPLOYEES

    As of March 1, 2001, the Company employed approximately 937 persons, of whom 537 were employed at Danskin, 349 were employed at Pennaco and the remainder was employed at the Company's executive offices. At such date, 702 of the Company's employees were paid on an hourly basis, and the remainder were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

COMPETITION

    The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better established brand names, than the Company. The Danskin(-Registered Trademark-) brand competes with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Fila, Champion, Authentic Fitness and Weekend Exercise Company. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Kayser-Roth Corp. and Ithaca Industries, Inc. The Company does not market its legwear either in the mass-market channels of distribution or in food or drug stores.

    STATEMENTS CONTAINED HEREIN AND IN THE FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES, AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR 2001 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE, AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

ITEM 2. PROPERTIES

    The Company leases its principal executive offices and showroom located at 530 Seventh Avenue in New York City. Such lease provides for an average annual base rent of $736 and expires in December 2008.

    The Danskin plant is located in York, Pennsylvania and contains office space, inventory storage space and a shop area where a significant portion of the Company's activewear products are developed and manufactured. This facility is owned by the Company. Danskin also leases a distribution facility in York, Pennsylvania. Such lease provides for annual rent of $511 and expires in September 2001. The Company is currently renegotiating the lease.

    The Pennaco mill is located in Grenada, Mississippi and contains office space and inventory storage space where substantially all of the hosiery products manufactured by the Company are produced. The Company leases this facility from the City of Grenada for a nominal rent through the year 2065. The distribution center is also leased from the City of Grenada for annual rent of $333, under a lease that expires in December 2008.

    The Company also has committed to lease space for 33 retail stores at annual rents ranging from $24 to $320 under leases expiring during the fiscal year ending 2001 through fiscal 2006. Five outlet store leases expire in 2001 and the Company is reviewing whether to continue in such locations if available. The Company continually reviews the operations and profitability of its retail locations and will make lease renewal determinations based upon such review. The Company may, based upon such review, attempt to negotiate additional lease terminations.

    The Company believes that its facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of additional growth. None of the Company's properties is leased from an affiliated entity.

    Substantially all of the Company's properties and other assets are pledged to Century Business Credit Corporation (CBCC) to secure the Company's obligations under the Loan and Security Agreement with CBCC. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources" and Note 11 in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    The Company severed its relationship with Cathy Volker, the Company's former Chief Executive Officer, in June 1999. The Company's and Ms. Volker's respective rights and obligations under Ms. Volker's Employment Agreement, dated as of February 2, 1998, were the subject of arbitration which was settled in fiscal 2000. The terms of the settlement of the arbitration were not material to the financial condition, results of operations, liquidity or business of the Company.

    On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery, Ltd. ("Siebruck") for damages in the amount of $1,450 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1,500 arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3,000. The matter is presently pending before the Superior Court and a reasonable evaluation of the claim against the Company, or the timing of its resolution, cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity, or business of the Company.

    The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse affect on the financial condition, results of operations, liquidity or business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Bid quotations for the Company's Common Stock may be obtained from the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market. The following table presents the quarterly high and low bid quotations during the last two fiscal years. The Common Stock trades solely in the over-the-counter market. The quotations set forth below, therefore, reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 30, 2000
  Three-month period ended March............................   $ 0.95     $ 0.55
  Three-month period ended June.............................     0.59       0.39
  Three-month period ended September........................     0.43       0.27
  Three-month period ended December.........................     0.28       0.16

FISCAL YEAR ENDED DECEMBER 25, 1999
  Three-month period ended March............................   $ 1.31     $ 0.56
  Three-month period ended June.............................     1.25       0.63
  Three-month period ended September........................     0.81       0.27
  Three-month period ended December.........................     1.06       0.24

    As of December 30, 2000, the number of stockholders of record of the Company's Common Stock was approximately 210.

    The Company has not declared any cash dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan and Security Agreement with CBCC prohibits the payment of dividends without the lender's consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated operating data for the five fiscal twelve months ended December 28, 1996, December 27, 1997, December 26, 1998, December 25, 1999, and December 30, 2000 and the financial position for each of the periods ending, have been derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Annual Report on Form 10-K.

                                                         FISCAL YEARS ENDED DECEMBER
                                             ----------------------------------------------------
                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues
  Danskin..................................  $ 80,608   $ 81,158   $ 73,468   $ 60,643   $ 56,694
  Pennaco..................................    47,537     40,828     35,273     27,327     27,960
                                             --------   --------   --------   --------   --------
    Total..................................   128,145    121,986    108,741     87,970     84,654

Cost of goods sold
  Danskin..................................    49,056     52,314     44,805     43,902     38,065
  Pennaco..................................    34,554     29,508     23,623     21,387     21,831
                                             --------   --------   --------   --------   --------
    Total..................................    83,610     81,822     68,428     65,289     59,896

Gross profit
  Danskin..................................    31,552     28,844     28,663     16,741     18,629
  Pennaco..................................    12,983     11,320     11,650      5,940      6,129
                                             --------   --------   --------   --------   --------
    Total..................................    44,535     40,164     40,313     22,681     24,758

Selling, general and administrative
  expenses.................................    42,026     40,174     42,112     36,312     29,864
Non-recurring charges (income) (1).........        --        300      2,419        795       (510)
Interest expense...........................     4,721      4,278      2,513      5,462      3,289
                                             --------   --------   --------   --------   --------
Loss before provision for income taxes and
  extraordinary item.......................    (2,212)    (4,588)    (6,731)   (19,888)    (7,885)
Provision for income taxes (2).............     2,777        245        190         20         20
                                             --------   --------   --------   --------   --------
Loss before extraordinary item.............    (4,989)    (4,833)    (6,921)   (19,908)    (7,905)
Extraordinary item (3).....................        --      5,245         --         --         --
                                             --------   --------   --------   --------   --------
Net (loss) income..........................    (4,989)       412     (6,921)   (19,908)    (7,905)
                                             ========   ========   ========   ========   ========
Preferred Stock dividend...................       202        425      1,114      1,078      1,369
                                             --------   --------   --------   --------   --------
(Loss) income applicable to Common Stock...  $ (5,191)  $    (13)  $ (8,035)  $(20,986)  $ (9,274)
                                             ========   ========   ========   ========   ========
BASIC AND DILUTED NET INCOME (LOSS) PER
  SHARE
Net loss per share before extraordinary
  item (4).................................  $  (0.80)  $  (0.66)  $  (0.50)  $  (0.89)  $  (0.13)
Net income per share for extraordinary item
  (3)......................................        --   $   0.66         --         --         --
Net loss per share after extraordinary
  item.....................................     (0.80)     (0.00)     (0.50)     (0.89)     (0.13)
                                             ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding..............................     6,513      7,942     16,168     23,493     73,688
                                             ========   ========   ========   ========   ========
Working Capital............................  $ 24,559   $ 19,070   $  6,545   $  8,235   $    286
Total assets...............................    66,940     55,022     57,706     47,888     48,852
Long-term debt (excludes current
  obligations).............................    31,589      9,667      6,674     11,500     10,558
Total debt (5).............................    41,558     21,539     24,703     21,541     33,679
Total stockholders' equity (deficit).......       801      1,681     (3,900)     5,874     (3,124)

------------------------

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE NUMBERS)

(1) Non-recurring income was $510 for fiscal 2000. The income consisted of a net recovery of $426 for an outstanding amount owed the Company for the sale of a trademark, $220 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in fiscal year 1999. The aforementioned income was partially offset by $136 for severance pay to a former executive. Non-recurring charges for fiscal year 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark. Non-recurring charges of $2,419 for the fiscal year ended December 26, 1998 consisted of costs related to certain executive employee severance costs, provision established for the remaining net lease obligation for the former corporate office on 111 W. 40th Street in New York City and write-offs of non-operating assets, offset by the recognition of the Sea & Ski Receivable and the gain on the sale of the Reading, PA outlet store. Non-recurring charges of $300 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs.

(2) Fiscal year ended December 28, 1996 included a $4,500 increase in the deferred tax valuation allowance, which reduced the net deferred tax asset to zero.

(3) The recognized gain of $5,245 represents the difference between (a) the recorded value of the Company's obligations under the term loan portion of its previous secured credit facility with First Union and (b) the fair value of the securities issued to Danskin Investors, LLC in connection with such refinancing and a recapitalization, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with such recapitalization and refinancing. This gain was applied against the Company's net operating loss carry forward, available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code.

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

(5) In December 1999, in connection with the Company's issuance of Series E Convertible Preferred Stock, the Loan and Security Agreement with CBCC was amended (the "December Amendment") to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and
    (ii) increase the amount available under the Term Loan Facility to $11,500. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. The revolving credit obligations totaled $10,041 as of December 25, 1999.

   Effective October 8, 1997, the Company entered into the Loan and Security
    Agreement with CBCC, which provides for loans to the Company maturing on December 8, 2004, thereby refinancing all amounts owing to First Union. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit. In connection with the closing of the Loan and Security Agreement, the Company paid CBCC's a facility fee equal to $300. At the closing, two terms loans were advanced to the Company in accordance with the terms of the Term Loan Facility in the aggregate principal amount of $10,000.

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

RECENT EVENTS

    Capital constraints impacted all aspects of Danskin, Inc. and Subsidiaries' (the "Company") businesses during the last two fiscal periods. This included in 1999, among other aspects: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Ms. Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock and $4,040 in the term loan portion of the Company's secured credit facility) resulting in $10,000 in undrawn availability at the close of the transaction. In addition, beginning in the second half of fiscal 1999, new management undertook a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

    These actions resulted in improved financial results during fiscal year 2000 as compared to fiscal year 1999. The Company incurred a net loss of ($9,274) for the fiscal year ended December 30, 2000, an improvement of $11,712 compared to the net loss of ($20,986) for the fiscal year ended December 25, 1999. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to issuance of warrants and employee stock grants amounting to $2,489.

    At December 30, 2000, availability under the Company's Revolving Credit Facility was an overadvance of ($450). Pursuant to certain amendments to the Loan and Security Agreement executed in March 2001, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted monthly business plans through fiscal year 2001, plus an additional $3,000 in excess availability to a maximum of $7,631 (the "Overadvance"). Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2001 to operate the business in the normal course (See Liquidity and Capital Resources.)

FISCAL YEAR END

    The Company's fiscal year ends on the last Saturday in December.

RESULTS OF OPERATIONS

(COMPARISON OF THE 53-WEEK FISCAL YEAR ENDED DECEMBER 30, 2000 WITH THE 52-WEEK FISCAL YEAR ENDED DECEMBER 25, 1999)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET REVENUES

    Fiscal 2000 was a "transition" year for the Company. In this regard, management has undertaken steps to eliminate unprofitable business and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to expand distribution with the addition of new customers and licenses, and increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

    Net revenues for the fiscal year ended 2000 amounted to $84,654, a decrease of $3,316, or 3.8% from $87,970 for the fiscal year ended 1999. Danskin activewear net revenues, which include the Company's retail operations, decreased $3,949, to $56,694, or 6.5%, in fiscal 2000 from $60,643 in fiscal 1999. The decreased revenues are primarily the result of lower sales volumes in private label businesses, international accounts, the discontinued packables line and fewer company retail and outlet stores. This decrease was partially offset by the extra week in fiscal 2000 compared to fiscal 1999.

    The Company's marketing of activewear wholesale products continues to address the trend toward casual wear and emphasizes fashion and dancewear product offerings complementing the Company's basic replenishment products. In addition, the Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic re-order/fulfillment programs (Electronic Data Interchange or "EDI") in an effort to drive its basic replenishment business, to increase open-to-buy-levels and to seek out new customers and new channels of distribution.

    Sales in the Company's retail stores were $13,850 for fiscal 2000, a decrease of $3,050 or 18.0% from 1999 sales of $16,900. Comparable retail store sales declined 4.7% for 2000. The decline in retail store sales is attributable to the capital constraints encountered during fiscal 1999, resulting in inventory imbalances and promotional requirements, all of which have been addressed by management, offset by the extra week in fiscal 2000. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. In this regard, as of the end of December 30, 2000, the Company has five fewer stores than as of December 25, 1999, as the Company has closed six stores and opened one new store over the past year.

    Pennaco legwear revenues amounted to $27,960 for fiscal 2000, an increase of $633, or 2.3%, from the prior fiscal year sales of $27,327. The increase in legwear revenues versus the prior fiscal year is primarily attributable to the incremental sales generated from the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-)brands, as discussed below, since May 2000. These increases were partially offset by lower sales in the Round-the-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands as well as lower levels of closeouts and irregulars compared to fiscal 1999, offset by the extra week in fiscal 2000. Revenues for fiscal 2000 for the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) products were $3,214 and $3,811, respectively.

    Management believes that the Company is positioned to take advantage of consolidation opportunities in the hosiery industry. In this regard, effective May 5, 2000, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(-Registered Trademark-) label among others. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy(-Registered Trademark-) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. The license was previously held by Ridgeview, Inc.

    In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan Picone(-Registered Trademark-) label. This agreement provides that Pennaco shall have the exclusive right and license to use the Evan
Picone(-Registered Trademark-) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery and knee highs in the United States and Canada. The license was previously held by Ridgeview, Inc.

    The Company presently anticipates that, together, the sales of product under the Evan Picone(-Registered Trademark-) and Ellen Tracy(-Registered Trademark-) labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan Picone(-Registered Trademark-) and Ellen Tracy(-Registered Trademark-) labels for fiscal year 2000 were $7,025.

    Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty and dot.com channel segments, as well as in a more focused strategy by new management. Among new niche products being offered is Passion Privee(-Registered Trademark-) which has been well received.

GROSS PROFIT

    Gross profit was $24,758 or 29.2% of net revenues for fiscal 2000, an increase of $2,077 from the fiscal 1999 gross profit of $22,681 or 25.8% of net revenues. Despite improvements made in margins, the margins for the fiscal year ended December 30, 2000 were adversely affected by the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory and an aggressive program to dispose of excess and aged inventory.

    Danskin activewear gross profit, as a percentage of net revenues, increased to 32.9% for fiscal 2000 versus 27.6% of net revenues for fiscal 1999. The fiscal year 2000 improvement in margins was primarily due to an improved mix of high margin Danskin(-Registered Trademark-) brand sales and retail store sales versus the discontinued packables line and lower margin private label programs, decreased design and product development expenses and reduced customer dilution through better control of customer markdown allowances and reduced obsolescence expense when compared to fiscal year 1999.

    Pennaco legwear gross profit was $6,129 or 21.9% of net revenues for fiscal 2000, an increase of $189 or 3.2% from the fiscal 1999 gross profit of $5,940 or 21.7% of net revenues. The gross profit increase for fiscal 2000 is primarily attributable to the incremental sales from the licensing of the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) labels, offset by the lower volume sales from the Round-the-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands. Despite capital constraints experienced during 2000, Pennaco legwear was able to maintain the same gross profit percentage of sales as achieved in fiscal 1999 through the initiation of a program to phase-out unprofitable styles within its existing lines, implementation of an aggressive cost improvement program at the manufacturing facility and price increases on Round-the
Clock(-Registered Trademark-) products.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

    Under new management, the Company has undergone a thorough review of its selling, general and administrative expenses and has reduced expenses and the infrastructure to right-size the organization. This encompassed implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes, as well as significant head count reductions at all divisions. As indicated previously, the Company is also in the process of streamlining retail operations to reduce operating costs.

    Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $6,448, or 17.8%, to $29,864, or 35.3% of net revenues in fiscal 2000 compared to $36,312 or 41.3% of net revenues for fiscal 1999. Selling, general and administration expenses, excluding retail store operating costs, decreased $3,147, or 13.9%, to $19,470, or 27.5% of net revenues, for fiscal 2000, from $22,617, or 31.8% of net revenues, for fiscal 1999. The decrease in expenses for 2000 was principally a result of a reduction in sales promotions and advertising, selling and administrative costs, as well as closing unprofitable outlet/retail stores.

INTEREST EXPENSE

    Interest expense amounted to $3,289 for fiscal 2000 and $5,462 for fiscal 1999. Interest expense for fiscal 1999 includes the amortization of warrants issued in connection with the bridge financing amounting to $2,055. The Company's effective interest rate, excluding the warrants, was 11.2% for fiscal 2000 versus 10.4% for fiscal 1999.

NON-RECURRING CHARGES (INCOME)

    Non-recurring income for fiscal 2000 was $510, primarily a result of a net recovery of $426 for an outstanding amount owed the Company for the sale of a trademark and $220 resulting from securing a subtenant for the Company's former corporate offices in New York City, which the Company previously recognized a loss in fiscal 1999. The aforementioned income was partially offset by $136 for severance pay to a former executive.

    Non-recurring charges for fiscal 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark.

INCOME TAX PROVISION

    The Company's income tax provision rates differed from the Federal statutory rates due to the net loss in 2000 and 1999 and reflect a provision for minimum state taxes. No benefit has been recorded for generated net operating losses during 2000 and 1999. The Company's net deferred tax balance was $0 at both fiscal 2000 and 1999.

    The Company has undergone a change of ownership within the meaning of Internal Revenue Code Section 382. As a result of this change in ownership, the future utilization of the Company's net operating loss (NOL) carryforward will be limited. Under these rules, the amount of the Company's NOL carryforward that can be used in each subsequent year is limited to an annual amount. This annual limitation is determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term interest rate of approximately 5.5%.

NET LOSS

    As a result of the foregoing, the net loss was $7,905 for fiscal 2000; an improvement of $12,003 compared to the net loss of $19,908 for fiscal 1999. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,489.

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

    During the second half of fiscal 1999, new management addressed the foregoing issues and in December, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the Company's secured credit facility which resulted in $10,000 in undrawn availability at close). (See Liquidity and Capital Resources.) Several new members of management were recruited to the Company, including a new Executive Vice President and Chief Financial Officer, Vice President and General Manager, Brand Danskin, Vice President and General Manager, Pennaco, Vice President, Manufacturing and Production, Vice President Sporting Goods, Brand Danskin, and a Director of Planning and Forecasting.

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

    Pennaco legwear revenues amounted to $27,327 for fiscal 1999, a decline of $7,946, or 22.5%, from the prior fiscal year sales of $35,273. The decline in legwear revenues versus the prior fiscal year reflects the negative impact of the previously discussed capital constraints, an ongoing weakness in the sheer hosiery market, and in particular, sales of basic "everyday" sheer hosiery, as well as the expiration of the Anne Klein(-Registered Trademark-) legwear license at December 31, 1998, which contributed $1,636 in net revenues for 1998, and the adverse impact of going from single pack to TakeTwo value pack for Round-the-Clock(-Registered Trademark-). In addition, Pennaco did not hire a Vice President, General Manager, until midyear, fiscal 1999. Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty, and dot.com channel segments, as well as in a more focused strategy by new management since the Ralph Lauren Hosiery license was abandoned. Substantial product development and research resources were committed to this license in 1999 that will be more effectively deployed on the opportunities outlined above. Among new niche products being offered is Passion Privee(-Registered Trademark-), which has been well received.

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

    Pennaco legwear gross profit, as a percentage of net revenue, decreased to 21.7% in fiscal 1999 from 33.0% for prior year 1998. The lower gross profit level is driven, principally, by the higher sales mix of lower margin Round-the-Clock(-Registered Trademark-) Take Two value pack product and legwear continuity programs, coupled with the decline in revenues impacting higher margin products and certain operating inefficiencies due to capital inadequacy and the related lower production volume. Customer markdown allowances for the liquidation of the Round-the-Clock(-Registered Trademark-) single packs in the stores contributed to the reduction in Pennaco margins. In addition to the aforementioned product development programs, the Company has also initiated a program to phase out unprofitable styles within its existing lines at Pennaco, implemented cost improvement programs, and price increases on Round-the-Clock(-Registered Trademark-), which, to date, have not been negatively received by customers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

    Under new management, the Company has undergone a thorough review of its selling, general and administrative expenses and has reduced expenses and the infrastructure to right-size the organization. This encompassed implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes as well as significant head count reductions at all divisions. As indicated previously, the Company is also in the process of streamlining retail operations to reduce operating costs. Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $5,800, or 13.8%, to $36,312, or 41.3% of net revenues in fiscal 1999 compared to $42,112 or 38.7% of net revenues for fiscal 1998. Selling, general and administration expenses, excluding retail store operating costs, decreased $8,450, or 27.2%, to $22,617, or 31.8% of net revenues, for fiscal 1999, from $31,067, or 35.1% of net revenues, for fiscal 1998. The decrease in expenses for 1999 was principally a result of a reduction in advertising, selling and administrative functions.

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

INCOME TAX PROVISION

    The Company's income tax provision (benefit) rates differed from the Federal statutory rates due to the net loss in 1999 and 1998 and reflect a provision for minimum state taxes. No benefit has been recorded for generated net operating losses during 1999 and 1998. The Company's net deferred tax balance was $0 at both fiscal 1999 and 1998.

NET LOSS

    As a result of the foregoing, the net loss was $19,908 for fiscal 1999; a decline of $12,987 compared to the net loss of $6,921 for fiscal 1998. Fiscal 1999 results were adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,489.

SEASONALITY

    In the fiscal years ended December 2000 and December 1999, the Spring and Fall season, shipped in the first and third quarter, respectively, continued to generally represent the best volume period for activewear and legwear.

    The following table summarizes the net revenues, operating loss before non-recurring charges (income), interest and taxes and net loss of the Company before preferred stock dividends, for each of the fiscal March, June, September and December quarters in the last two fiscal years:

                                                               FOR THE FISCAL QUARTERS ENDED
                                                        -------------------------------------------
                                                         MARCH       JUNE     SEPTEMBER   DECEMBER
                                                        --------   --------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
2000
Net Revenues..........................................  $21,031    $20,471     $21,392    $  21,760
Loss before non-recurring (income), interest and
  taxes...............................................   (1,232)    (1,178)     (1,256)      (1,440)
Net loss..............................................   (1,935)    (1,268)     (2,164)      (2,538)

1999
Net Revenues..........................................  $24,141    $23,526     $21,173    $  19,130
Loss before non-recurring charges, interest and
  taxes...............................................   (2,181)    (1,885)     (2,318)      (7,247)
Net loss..............................................   (2,870)    (2,675)     (3,348)     (11,015)(1)

------------------------

(1) The loss for the fiscal quarter ended December 25, 1999 was adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,395.

INFLATION

    The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and Western Europe in recent years, have had a significant effect on its net revenues.

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

    Net cash flow used in operations increased by $3,700 to $12,014 for fiscal 2000, from a use of cash in operations of $8,314 in fiscal 1999, principally attributable to the operating loss in fiscal 2000, decreases in accounts payable and accrued expenses, increases in accounts receivable and inventories (which included the purchase of Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) inventory from Ridgeview, Inc.) and increased shelf stock to support the Company's quick response programs. The maximum borrowings under the Company's revolving line of credit were $23,148 during the fiscal year ended December 30, 2000. Availability was an overadvance of ($450) as of December 30, 2000.

    Working Capital was $286 at December 30, 2000 compared to $8,235 at
December 25, 1999. The change in working capital is primarily attributable to an increase of $12,338 in the Company's revolving line of credit to fund the net loss, increases in the current portion of long term debt and investments in capital expenditures.

    As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company
(i) completed in December 1999 an equity private placement offering of $15,210 of an authorized $20,000 issuance of convertible preferred stock, and refinancing of the term loan portion of its secured credit facility which resulted in approximately $10,000 of undrawn availability under such facility at the closing of the transaction, (ii) implemented a cost savings strategy Company-wide which has resulted in, and the Company believes will continue to produce, significant reductions in the Company's infrastructure expenses,
(iii) has taken actions to increase the revenue of each of its operating segments, including selling to new customers and entering into new licensing arrangements, and (iv) amended its secured credit facility in March 2001, which provides the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted business plans plus an additional $3,000 in excess availability through fiscal year 2001 to a maximum of $7,631 (the "Overadvance"). In addition, the Company is currently seeking to raise additional capital, either by placing the remaining $4,790 of the convertible preferred stock referred to above or by raising additional capital through the sale of other debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes.

    Specifically, in December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus (y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing within eighteen
(18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the above, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

    The Series E Stock also contains a "reset" provision which provides that if, at the eighteen (18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty-day period prior to such date) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price. If the Market Price is less than one-half of the Conversion Price, the Conversion Price shall be reset to one-half of the Conversion Price.

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

    Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In connection with certain amendments to the Loan and Security Agreement in fiscal 2000, the Company is required to make a principal payment on the Term Loan Facility in the amount of $50 per month. The Company paid $50 during each of the last four months of fiscal 2000. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

    The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was amended in March 2001 ("March Amendment") to stipulate that, among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of ($9,444) as of December 30, 2000 and as of the end of each month thereafter, and (ii) that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement any month of less than $0 after taking into account the Overadvance discussed below. At December 30, 2000, the Company's tangible net worth was approximately ($3,528). Availability at December 30, 2000 was an overadvance of ($450). Pursuant to the March Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted business plans plus an additional $3,000 in excess availability through fiscal year 2001 to a maximum $7,631 (the "Overadvance"). The maximum borrowings under the Revolving Credit Facility was $23,148 during the fiscal year ended
December 30, 2000.

    In connection with the March Amendment, the Company agreed: (i) to pay CBCC
(a) $50 upon execution of the March Amendment, and (b) for each month thereafter that the Company does not raise $4,790 of additional capital, an additional fee equal to $25 on May 1, 2001, and an additional fee of $25 plus the amount of the previous month's fee on the first of each month thereafter until such time as the additional capital is raised, and (ii) to issue 250,000 warrants to CBCC upon execution of the March Amendment with a share price equal to the closing price of the Company's Common Stock on the date of issuance, with an additional 250,000 warrants to be issued to CBCC on the first of each month thereafter commencing May 1, 2001, until such time as the additional capital is raised.

    Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one ( 1/2%) percent and is payable monthly. Prior to execution of the March Amendment, the Company had the option of electing a EuroLoan pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as further consideration to CBCC in connection with the March Amendment, the Company has agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains Average Undrawn Availability of at least $1,000 for three consecutive months.

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

    The Company expects to finance its short term growth, working capital requirements, capital expenditures, and debt service requirements principally from the additional capital and liquidity provided by the cash generated from operations, existing credit lines, including the Overadvance as discussed previously, vendor arrangements and by raising additional capital as previously discussed.

    The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company may need additional financing, however, for the acquisition or development of any new business or programs, including the development of its internet strategy.

STRATEGIC OUTLOOK

    Over the last eighteen months that the current management team has been in place, significant progress has been made in all aspects of the operation of the business. Fiscal 2000 was a "transition" year for the Company and its businesses. The Company has undertaken steps to eliminate unprofitable business and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to expand distribution with the addition of new customers and licenses, and increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

    The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin-Registered Trademark- by continuing to develop new and innovative activewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and non-traditional channels of distribution.

    The Company continues to pursue a "Primary Resource Strategy," moving Brand Danskin-Registered Trademark- beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin-Registered Trademark- to the consumer beyond "activewear" to one of "active lifestyle." The Company continues to expand the visibility of Brand Danskin-Registered Trademark- beyond its traditional channels of distribution to alternative channels such as the internet (select retailer sites), direct mail, and home shopping television channels.

    The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen
Tracy-Registered Trademark- label. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone-Registered Trademark- label.

    The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

    The Company has developed, and intends to implement, a robust Internet strategy in 2001 and beyond. The strategy is predicated upon the strong recognition of Brand Danskin-Registered Trademark- and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin-Registered Trademark-'s high recognition and credibility presents a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

    Phase I of Danskin.com will dramatically expand the consumer's ability to connect with the Company, finding retail locations to purchase Danskin products, directly purchasing plus-sized apparel which is particularly hard to find, and accessing information on the Danskin Women's Triathlon Series, the most popular multi-sport series in the world exclusively for women, beginning its 12th year in 2001. The Triathlon Series is a tremendous content opportunity in it's own right with 190 million reach through media exposure, community involvement and participant's inspirational stories. Danskin sponsors "grass roots"' programs in each of seven race cities (Seattle, Sacramento, Denver, Austin, Boston, Chicago, Orlando) that will be improved through interactive activities on Danskin.com. The "Mentor-Mentee" program allows first-time entrants to receive support and advice from past participants and is only possible in a meaningful way through internet communication. Team Survivor is Danskin's program to support breast cancer survivors with free specialized coaching and training to prepare for the race. For the first time in 2001, Danskin.com will enable participants to register on-line for a Danskin race. Danskin.com also enhances the sponsorship opportunities available to partners of the Danskin Women's Triathlon Series, including Dove, Ryka, Shape, Timex and Dupont, to link our active women to their websites.

    Phase II will include the development of a business-to-business site for dance and specialty stores seeking Danskin products. The Company recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be re-ordered for theatrical productions and team uniforms (a quick-growing market for young women). The combination of the In-Stock program and a business-to-business Internet site should significantly increase the Company's business opportunity by providing a strong support to the independent representative sales force serving this channel of distribution.

    In addition to the foregoing, the Company is seeking to increase its presence at retail by exploring various licensing opportunities for Brand Danskin-Registered Trademark- as well as seeking to increase its presence in international markets.

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

    CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION BELOW, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2001, OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding the Company's directors and executive officers:

NAME                                          AGE                       POSITION
----                                        --------   -------------------------------------------
Donald Schupak (1)(3)(4)..................     57      Chairman of the Board
Carol J. Hochman (1)......................     50      President, Chief Executive Officer and
                                                       Director
John A. Sarto.............................     49      Executive Vice President and Chief
                                                       Financial Officer
Margaret B. Pritchard.....................     38      Secretary, General Counsel and Senior Vice
                                                       President, Business Development
Andrew J. Astrachan (1)(4)................     41      Director
David Chu.................................     46      Director
James P. Jalil (1)(2).....................     52      Director
Nina McLemore (4).........................     55      Director
Henry T. Mortimer, Jr. (2)................     58      Director
Larry B. Shelton (2)......................     66      Director

------------------------

(1) Member of Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

(4) Member of the Nominating Committee.

    The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years, are set forth below.

DIRECTORS

    CLASS I

    Directors in Class I will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

    CAROL J. HOCHMAN, age 50, became the Chief Executive Officer of the Company in June 1999. Prior to joining the Company, Ms. Hochman served as the Group President for Accessories at Liz Claiborne, Inc. Prior to Liz Claiborne,
Ms. Hochman spent six years in the International Division of May Department Stores.

    DAVID CHU, age 46, has been a director of the Company since September 1997. He is the President, Chief Executive Officer and chief designer of Nautica International, Inc., an apparel licensed product company he founded in 1983. He is a member of the Counsel of Fashion Designers of America (CFDA) and a director of the Educational Foundation for the Fashion Industries (an advisory body to the Fashion Institute of Technology). In addition, Mr. Chu is a trustee of The Asia Society and The China Institute.

    NINA MCLEMORE, age 55, has been a director of the Company since
September 1997. She is a Senior Managing Partner of Regent Capital Partners, L.P., a private investment firm. She previously served as a member of the Executive Committee of Liz Claiborne, Inc. from 1989 to 1993 and was responsible for acquisitions, start-ups and new business opportunities in 1993. Prior to that, Ms. McLemore was President of Liz Claiborne Accessories from 1980 to 1992. She serves as a Director for Santa Monica Amusements, Inc. and Evercom, Inc.

    CLASS II

    Directors in Class II will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

    ANDREW J. ASTRACHAN, age 41, has been a director of the Company since September 1997. He is the President and founder of Onyx Partners, Inc., an investment bank. From 1985 to 1990, Mr. Astrachan was employed at Drexel, Burnham & Lambert. Prior to that, he was a Vice President at Salomon Brothers Inc. from 1981 to 1985.

    JAMES P. JALIL, age 52, has been a director of the Company since September 1997. He has been a senior corporate partner with the law firm of Shustak Jalil & Heller since 1992. Prior to that, Mr. Jalil was a corporate partner at Lane & Mittendorf from 1982 to 1992.

    HENRY T. MORTIMER, JR., age 58, has been a director of the Company since August 1992. He has been a Managing Director of Financial Security
Assurance, Inc., a financial guarantee insurance company since 1985. Previously, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a director of Tipiak, S.A., a French food manufacturing company.

    CLASS III

    Directors in Class III will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

    DONALD SCHUPAK, age 57, has been a director of the Company since
October 1996 and became the Chairman of the Board of Directors in March 1997. He is the Chairman of the Board of Directors of Learn2.com, a public Internet company that develops and markets e-learning products and services. He is also the Chief Executive Officer of the Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients. Mr. Schupak founded the Schupak Group in 1980. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company N/K/A Hanover Direct. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by
Mr. Schupak.

    LARRY B. SHELTON, age 66, has been a director of the Company since
October 1994. He is a retired as President and Chief Operating Officer of Genesco, Inc., an apparel and footwear company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

OFFICERS

    JOHN A. SARTO has been the Executive Vice President and Chief Financial Officer of the Company since January 2000, having previously acted as an internal financial consultant since July 1999. Prior to joining Danskin, Mr. Sarto was Senior Engagement Manager for the Schupak Group, the merchant banking and consulting firm headed by the Company's Chairman, Donald Schupak from December 1998. From 1994 to 1997, Mr. Sarto was the Chief Financial Officer at SLM

International, Inc. where he was brought in to help restructure the troubled Canadian sporting goods/ toy company. From 1988 to 1993, Mr. Sarto was the Chief Financial Officer at Brooke, Group Ltd., a multi-billion dollar, diversified holding company. Prior to that, Mr. Sarto was Vice President, Corporate Controller of Mastercard International from 1987 to 1988. Mr. Sarto is a Certified Public Accountant.

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

    Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to Fiscal 2000. Based on written representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, the only late reports filed for Fiscal 2000 were Forms 3, 4, and 5 for directors and executives relating to stock option grants and the distribution of in-kind securities by Danskin Investors, LLC to its members.

BOARD OF DIRECTORS AND BOARD COMMITTEES

    The Board of Directors formally met two times in fiscal 2000. In addition, the Board of Directors, and individual members of the Board, met numerous times throughout fiscal 2000 to monitor the Company's activities and operations, in light of the capital constraints experienced by the Company.

    The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

    The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Donald Schupak, Carol J. Hochman, James P. Jalil and Andrew J. Astrachan. The Executive Committee held several informal meetings during fiscal 2000, in light of the capital constraints experienced by the Company.

    The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee consist of Larry
B. Shelton, Henry T. Mortimer and James P. Jalil. The Audit Committee held three meetings during 2000.

    The Compensation Committee is generally responsible for reviewing and making recommendations to the Board of Directors concerning remuneration of the Company's key employees, including executive officers. The Compensation Committee also grants stock options pursuant to the Stock Option Plan. Presently, the sole member of the Compensation Committee is Donald Schupak. The Compensation Committee did not meet during 2000.

    The Nominating Committee is generally responsible for recommending appropriate individuals to serve as members of the Board of Directors. The members of the Nominating Committee consist of Donald Schupak, Andrew J. Astrachan and Nina McLemore. The Nominating Committee did not meet during 2000.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had three executive officers during the fiscal year ended December 30, 2000 ("fiscal 2000").

                                                                           OTHER ANNUAL     STOCK      ALL OTHER
                                           FISCAL     SALARY     BONUS     COMPENSATION    OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR       ($)        ($)          ($)           (#)          ($)
---------------------------               --------   --------   --------   ------------   ---------   ------------
Carol J. Hochman........................    2000     425,000          0          0                0        2,625(1)
  President, Chief Executive Officer        1999     237,020     86,500          0        5,040,000      232,452(1)

John A. Sarto...........................    2000     275,000     53,000          0                0        5,323(2)
  EVP, Chief Financial Officer              1999     129,112     50,000          0        1,582,400        1,959(2)

Margaret B. Pritchard...................    2000     220,000          0          0                0        2,200(3)
  SVP, Secretary, General Counsel           1999     203,077          0          0          550,000        2,036(3)
                                            1998     184,615     75,000          0          125,000        1,173(3)

------------------------

(1) Amounts shown as "All Other Compensation" for Ms. Hochman include
    (i) $230,000 attributable to a stock grant in fiscal 1999, and (ii) a $2,625 and a $2,452 contribution by the Company in 2000 and 1999, respectively, as the 25% matching contribution for the first 4% of earnings contributed by Ms. Hochman to the Company's Savings Plan, a tax qualified plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participant's contributions up to 4% of such compensation. A participant becomes 33% vested in the matching contributions after three years of service, 66 2/3% after four years of service and 100% after five years of service.

(2) Amounts shown as "All Other Compensation" for Mr. Sarto include (i) a premium paid by the Company with respect to a long term disability policy for the benefit of Mr. Sarto in the amount of $900 in 2000 and $415 in fiscal 1999, (ii) a premium paid by the Company in respect of a life insurance policy for the benefit of Mr. Sarto in the amount of $2,835 in fiscal 2000, and (iii) a $1,588 matching contribution to the Savings Plan in fiscal 2000 and a $1,544 matching contribution in fiscal 1999.

(3) Amounts shown as other compensation for Ms. Pritchard include a $2,200, $2,036 and a $1,173 matching contribution to the Savings Plan in fiscal 2000, 1999 and 1998, respectively.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    In fiscal 2000, none of the named executive officers received a stock option grant.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table shows information for fiscal 2000 respecting stock options for each named executive officer.

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING         VALUE OF UNEXERCISED IN-
                                  SHARES ACQUIRED    VALUE      UNEXERCISED OPTIONS      THE-MONEY OPTIONS AT
NAME                                ON EXERCISE     REALIZED   AT FISCAL YEAR END(1)    FISCAL YEAR END(2)($)
----                              ---------------   --------   ---------------------   ------------------------
Carol J. Hochman................         0             $0             5,040,000                   $0
John A. Sarto...................         0             $0             1,582,400                   $0
Margaret B. Pritchard...........         0             $0               775,000                   $0

------------------------

(1) 691,550 options are presently exercisable.

(2) The value of an unexercised option at December 30, 2000 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 30, 2000, as published by the National Quotation Bureau.

EMPLOYMENT AGREEMENTS

    CAROL J. HOCHMAN. Effective June, 1999, the Company reached an agreement with Carol J. Hochman concerning the terms and conditions of her employment by the Company as President and Chief Executive Officer of the Company through June 30, 2004, subject to earlier termination for death, resignation or removal. Ms. Hochman's annual base salary is $425,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Ms. Hochman and upon approval of the budget for the respective fiscal year. Under Ms. Hochman's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment without "cause" (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments for a period of
(y) two years if such termination occurs within the first 24 months of employment, or (z) one year if such termination occurs after the first
24 months of employment, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.

    In accordance with the terms of her employment agreement, effective December 8, 1999, Ms. Hochman received a grant of one million shares of Common Stock of the Company.

    In addition, on December 8, 1999, and in accordance with the terms of her employment arrangement, Ms. Hochman purchased 5,040,000 shares of common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company in the original principal amount of $1,361. The Promissory Notes bear interest at 7% per annum payable annually. In fiscal 2000, and to accommodate a request by Ms. Hochman related to certain personal financial planning, the Company rescinded the share purchase by Ms. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share. The transaction did not have an adverse financial impact on the Company. The options vest in accordance with a performance based vesting schedule. Specifically, the options are divided into six traunches, each of which will vest approximately ten years from date of issuance, subject to accelerated vesting if the Company achieves certain EBIT levels. As of December 30, 2000, none of such options vested.

    JOHN A. SARTO. As of July 8, 1999, the Company entered into an employment agreement with John A. Sarto, employing him as an internal financial consultant through January 2000, and thereafter, as Executive Vice President, Chief Financial Officer of the Company through
July 1, 2002, subject to earlier termination for death, resignation or removal. Mr. Sarto's annual base salary is $275,000. He is entitled to receive an annual performance bonus of up to 75% of his base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Mr. Sarto and upon approval of the budget for the respective fiscal year. Under Mr. Sarto's agreement, if he resigns his employment for "good reason" (as defined), if the Company terminates his employment without "cause" (as defined), or he resigns by reason of a "change of control" (as defined), the Company will be obligated to continue his base salary payments for a period of (x) six months if such termination occurs within the first 12 months of employment, (y) one year if such termination occurs after the first 12 months of employment, and (z) two years if such termination occurs after twenty-four months following the commencement of employment, and, in each case, he will be entitled to a pro rata portion of his performance bonus.

    In accordance with the terms of his employment agreement, Mr. Sarto received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and fifty thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest in accordance with a performance based vesting schedule. Specifically, the options are divided into six traunches, each of which will vest approximately ten years from date of issuance, subject to accelerated vesting, if the Company achieves certain EBIT levels. As of December 30, 2000, none of such performance based options vested.

    MARGARET B. PRITCHARD. As of October 26, 1999, the Company entered into an employment agreement with Margaret B. Pritchard, employing her as Senior Vice President, General Counsel of the Company from October 26, 1999 through
October 31, 2002, subject to earlier termination for death, resignation or removal. Ms. Pritchard's annual base salary is $220,000. She is entitled to receive an annual performance bonus of up to 50% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Ms. Pritchard and upon approval of the budget for the respective fiscal year. Under Ms. Pritchard's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment without "cause" (as defined), or she resigns by reason of a "change of control" (as defined), the Company will be obligated to continue her base salary payments for a period eighteen months. She will be entitled to a pro rata portion of her performance bonus.

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

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company are not compensated for serving as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000 plus fees of $1,000 per day for attendance at meetings of the Board of Directors and $500 per day for attendance at meetings of its committees. Each of the directors appointed by Danskin Investors, LLC in 1997 has agreed to waive receipt of such amount until such time as they, as a group, direct the Company to the contrary. All non-employee directors of the Company are reimbursed for out-of-pocket expenses. In addition, each non-employee director receives, upon such person's initial election as a director, a grant of an option to purchase 50,000 shares of the Common Stock under the Stock Option Plan at fair market value, exercisable in three equal installments on the first, second and third anniversaries of the grant date. Although Mr. Schupak does not receive a salary from the Company, the Company provides for a payment of $10,000 per month to an entity designated by Mr. Schupak to defray his office overhead, and he is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

CERTAIN TRANSACTIONS

    On September 22, 1997, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, a Warrant (the "Schupak Warrant") for the purchase of 5,372,315 shares of Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. In consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of (x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, each of David Chu and Nina McLemore, directors of the Company, purchased from the Company, for $14,815 and $29,607 respectively, a warrant for the purchase of 795,900 shares of Common Stock and 1,591,797 shares of Common Stock, respectively, at an exercise price of $.30 per share. Ms. McLemore subsequently assigned 803,400 of such warrants.

    In accordance with the terms of her employment agreement, effective
December 8, 1999, Ms. Hochman received a grant of one million shares of Common Stock of the Company. In addition, Ms. Hochman purchased 5,040,000 shares of common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company, in the original principal amount of $1,361. The Promissory Notes bear interest at 7% per annum, payable annually. In fiscal 2000, and to accommodate a request by Ms. Hochman related to certain personal financial planning, the Company rescinded the share purchase by Ms. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share. The transaction did not have an adverse financial impact on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 1, 2001, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director and each named executive officer; and (iii) all executive officers and directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. On March 1, 2001, there were outstanding 68,945,454 shares of Common Stock (excluding 1,083 shares held by a subsidiary of the Company) and 3,042 shares of Series E Preferred Stock.

    BENEFICIAL OWNERSHIP OF SECURITIES AS OF MARCH 1, 2001

                                                           BENEFICIAL OWNERSHIP
                               ----------------------------------------------------------------------------
      NAME AND ADDRESS                AMOUNT AND NATURE OF BENEFICIAL         PERCENT OF OUTSTANDING VOTING
     OF BENEFICIAL OWNER                         OWNERSHIP                             SECURITIES
-----------------------------  ---------------------------------------------  -----------------------------
Marbre Services (1)..........  16,408,835 Common Stock                                    21.79%
  10100 Santa Monica Blvd      200 Series E Preferred Stock                                6.57%
  Los Angeles, CA 90067

Alpine Associates (2)........  16,408,835 Common Stock                                    21.79%
  100 Union Avenue             200 Series E Preferred Stock                                6.57%
  Cresskill, NJ

Regent Capital Holdings,       15,118,515 Common Stock                                    20.43%
  Inc.(3)....................  120 Series E Preferred Stock                                3.94%
  505 Park Avenue
  Suite 1700
  New York, New York 10022

S.G. Cowan (4)...............  9,677,400 Common Stock                                     12.31%
  32 Old Slip                  600 Series E Preferred Stock                               19.72%
  New York, NY 10004

Charles Dolan (5)............  6,451,600 Common Stock                                      8.56%
  c/o Cable Vision             400 Series E Preferred Stock                               13.15%
  1111 Stewart Avenue
  Bethpage, NY 11714

Andrew J. Astrachan (6)......  8,526,764 Common Stock                                     11.62%
                               200 Series E Preferred Stock                                6.57%

Donald Schupak (7)...........  5,898,315 Common Stock                                      7.88%
                               0 Series E Preferred Stock

David Chu (8)................  5,096,171 Common Stock                                      7.21%
  610 Park Avenue              40 Series E Preferred Stock                                 1.31%
  New York, New York

Golden Horn (II) L.P. (9)....  3,958,345 Common Stock                                      5.69%
  360 Post Street              0 Series E Preferred Stock
  San Francisco, CA 94108

Carol J. Hochman (10)........  2,242,450 Common Stock                                      3.19%
                               50 Series E Preferred Stock                                 1.64%

Nina McLemore (11)...........  1,022,981 Common Stock                                      1.47%
                               0 Series E Preferred Stock

James P. Jalil (12)..........  56,666 Common Stock                                            *
                               0 Series E Preferred Stock

Henry T. Mortimer, Jr.         36,666 Common Stock                                            *
  (12).......................  --Series E Preferred Stock

Margaret B. Pritchard (12)...  275,000 Common Stock                                           *
                               --Series E Preferred Stock

John A Sarto (12)............  416,550 Common Stock                                           *
                               Series E Preferred Stock

Larry B. Shelton (12)........  36,666 Common Stock                                            *
                               --Series E Preferred Stock

All Directors and............  23,608,229 Common Stock                                    28.12%
  Executive Officers as a      290 Series E Preferred Stock                                9.53%
  Group
  (10 persons) (13)

--------------------------

* Percentage of shares of Common Stock beneficially owned does not exceed one percent of the class of Common Stock.

(1) The amount shown as Common Stock includes (a) 3,225,800 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 3,126,667 shares of Common Stock underlying presently exercisable Warrants. Each shares of Series E Preferred Stock entitles the holder thereof to one vote per share for each share of Common Stock that would be issued upon conversion of a share of Series E Preferred Stock (16,129 votes per share).

(2) The amount shown as Common Stock includes (a) 3,225,800 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 3,126,667 shares of Common Stock underlying presently exercisable Warrants.

(3) The amount shown as Common Stock includes (a) 1,935,480 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 3,126,667 shares of Common Stock underlying presently exercisable Warrants.

(4) The amount shown as Common Stock includes 9,677,400 shares of Common Stock issuable upon coversion of the Series E Preferred Stock.

(5) The amount shown as Common Stock includes 6,451,600 shares of Common Stock issuable upon coversion of the Series E Preferred Stock.

(6) The amount shown as Common Stock includes (a) 3,225,800 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, 645,160 of which are held by Mr. Astrachan and 2,580,640 are held by Onyx Partners, of which Mr. Astrachan is a principal, (b) 1,172,398 shares of Common Stock underlying presently exercisable Warrants, and (c) 56,666 shares of Common Stock underlying presently exercisable stock options.

(7) The amount shown as Common Stock includes (a) 5,808,315shares of Common Stock underlying presently exercisable Warrants, and (b) 90,000 shares of Common Stock underlying presently exercisable stock options.

(8) The amount shown as Common Stock includes (a) 645,160 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, (b) 1,042,222 shares of Common Stock underlying presently exercisable Warrants, and
    (c) 56,666 shares of Common Stock underlying presently exercisable stock options.

(9) The amount shown as Common Stock includes 606,222 shares of Common Stock underlying presently exercisable Warrants.

(10) Amounts shown include (i) 436,000 shares of Common Stock underlying a presently exercisable warrant held by Richard Hochman, Ms. Hochman's husband, and (ii) 806,450 shares of Common Stock issuable upon conversion of the Series E Preferred Stock held by Mr. Hochman. The amounts for
    Ms. Hochman do not include holdings of Regent Capital Holdings of which Mr. Hochman is a principal.

(11) The amount shown as Common Stock includes (a) 818,708 shares of Common Stock underlying presently exercisable Warrants, and (b) 36,666 shares of Common Stock underlying presently exercisable stock options. The amounts shown as Common Stock do not include the holdings of Regent Capital Holdings (see Note 2 above) of which Ms. McLemore is a principal. If such holdings were included, Ms. McLemore would hold 21.56% of the outstanding voting securities of the Company.

(12) The amounts shown as Common Stock reflects presently exercisable stock options.

(13) The amounts shown as Common Stock includes (a) 4,677,410 shares of Common Stock issuable upon convesion of the Series E Preferred Stock,
    (b) 9,277,643 shares of Common Stock underlying presently exercisable Warrants, and (c) 1,061,546 shares of Common Stock underlying presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the Company's issuance of a warrant to Mr. Schupak, Mr. Schupak executed a seven-year promissory note in favor of the Company in the original principal amount of $80,000. The promissory note bears interest at 6.55% per annum payable annually.

    On December 8, 1999, and in accordance with the terms of her employment arrangement, Ms. Hochman purchased 5,040,000 shares of Common Stock of the Company for $0.27 per share. Ms. Hochman executed a seven year promissory note in favor of the Company in the original principal amount of $1,361, which bore interest at 7% per annum payable annually. In fiscal 2000, and to accommodate a request by Ms. Hochman related to certain personal financial planning, the Company rescinded the share purchase by Ms. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share. This transaction did not have an adverse financial impact on the Company.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 4.3                    Certificate of Designations, Preferences and Rights of 9%
                        Series E Senior Step Up Convertible Preferred Stock of
                        Danskin, Inc. (Incorporated by reference to the Registrant's
                        Form 8-K dated December 21, 1999).

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

 10.8.1                 1992 Stock Option Plan of the Registrant, together with form of Non-Qualified Stock Option Agreement. (Incorporated by
                        reference to Exhibit 10.8.1 to the Registration Statement.)

 10.8.1A                Amendment No. 1 to the 1992 Stock Option Plan of the
                        Company. (Incorporated by reference to Exhibit 10.8.1A to the Registrant's Form 10-K for the fiscal year ended March
                        27, 1993.)

 10.8.2                 Savings Plan of the Registrant, as amended. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of
                        the Registrant on Form S-8 (Reg. No. 33-53852).)

 21.1                   Subsidiaries of the Registrant.

 23.1                   Consent of Arthur Andersen LLP.

------------------------

(b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001

                                                       DANSKIN, INC.

                                                       By:             /s/ CAROL J. HOCHMAN
                                                            -----------------------------------------
                                                                         Carol J. Hochman
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ CAROL J. HOCHMAN
     -------------------------------------------       Chief Executive Officer        March 30, 2001
                  Carol J. Hochman

                 /s/ DONALD SCHUPAK
     -------------------------------------------       Chairman of the Board          March 30, 2001
                   Donald Schupak

                  /s/ JOHN A. SARTO
     -------------------------------------------       EVP, Chief Financial           March 30, 2001
                    John A. Sarto                        Officer

               /s/ ANDREW J. ASTRACHAN
     -------------------------------------------       Director                       March 30, 2001
                 Andrew J. Astrachan

                    /s/ DAVID CHU
     -------------------------------------------       Director                       March 30, 2001
                      David Chu

                 /s/ JAMES P. JALIL
     -------------------------------------------       Director                       March 30, 2001
                   James P. Jalil

                  /s/ NINA MCLEMORE
     -------------------------------------------       Director                       March 30, 2001
                    Nina McLemore

                /s/ HENRY T. MORTIMER
     -------------------------------------------       Director                       March 30, 2001
                  Henry T. Mortimer

                  /s/ LARRY SHELTON
     -------------------------------------------       Director                       March 30, 2001
                    Larry Shelton

                         DANSKIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                              -----------
Report of Independent Public Accountants....................      F-2

Consolidated Balance Sheets as of December 25, 1999 and
  December 30, 2000.........................................      F-3

Consolidated Statements of Operations for the fiscal years
  ended December 26, 1998, December 25, 1999 and
  December 30, 2000.........................................      F-4

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 26, 1998, December 25, 1999
  and December 30, 2000.....................................      F-5

Consolidated Statements of Cash Flows for the fiscal years
  ended December 26, 1998, December 25, 1999 and
  December 30, 2000.........................................  F-6 to F-7

Notes to Consolidated Financial Statements..................  F-8 to F-29

Supplemental Financial Information:

  Unaudited Selected Quarterly Financial Information........      S-1

Financial Statement Schedule:

  Schedule II Schedule of Valuation and Qualifying
    Accounts................................................      S-2

                         DANSKIN, INC. AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Danskin, Inc.:

    We have audited the accompanying consolidated balance sheets of Danskin, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of three fiscal years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                        ARTHUR ANDERSEN LLP

New York, New York
March 7, 2001 (except with respect to the matters discussed in Notes 1 and 11, as to which the date is March 30, 2001)

                         DANSKIN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 25,   DECEMBER 30,
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $   663        $   789
  Accounts receivable, less allowance for doubtful accounts
    of $1,087 at December 25, 1999 and $1,039 at
    December 30, 2000.......................................       9,448         11,598
  Inventories...............................................      24,159         24,353
  Prepaid expenses and other current assets.................       1,756          1,709
                                                                 -------        -------
    Total current assets....................................      36,026         38,449
  Property, plant and equipment -- net of accumulated
    depreciation and amortization of $9,366 at December 25,
    1999 and $10,291 at December 30, 2000...................      10,747          9,280
  Other assets..............................................       1,115          1,123
                                                                 -------        -------
  Total assets..............................................     $47,888        $48,852
                                                                 =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................     $10,041        $22,379
  Current portion of long-term debt.........................          --            742
  Accounts payable..........................................       7,316          6,691
  Accrued expenses..........................................      10,434          8,351
                                                                 -------        -------
  Total current liabilities.................................      27,791         38,163
                                                                 -------        -------
  Long-term debt, net of current maturities.................      11,500         10,558
  Accrued dividends.........................................          65          1,434
  Accrued retirement costs..................................       2,658          1,821
                                                                 -------        -------
  Total long-term liabilities...............................      14,223         13,813
                                                                 -------        -------
  Total liabilities.........................................      42,014         51,976
                                                                 -------        -------

  Commitments and contingencies

  Stockholders' Equity (Deficit)
  Series E Cumulative Convertible Preferred Stock, 3,042
    shares Liquidation Value of $15,210.....................      15,210         15,210
  Common Stock, $.01 par value, 250,000,000 shares
    authorized, 73,985,878 shares issued at December 25,
    1999 and 68,946,537 shares issued at December 30, 2000,
    less 1,083 shares held by subsidiary at December 25,
    1999 and December 30, 2000..............................         739            689
  Additional paid-in capital................................      39,853         38,542
  Note receivable from stock sale...........................      (1,361)            --
  Accumulated deficit.......................................     (45,532)       (54,806)
  Accumulated other comprehensive loss......................      (3,035)        (2,759)
                                                                 -------        -------
    Total Stockholder's Equity (Deficit)....................       5,874         (3,124)
                                                                 -------        -------
  Total Liabilities and Stockholders' Equity................     $47,888        $48,852
                                                                 =======        =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
Net revenues............................................     $108,741        $87,970        $84,654
Cost of goods sold......................................       68,428         65,289         59,896
                                                           ----------     ----------     ----------
Gross profit............................................       40,313         22,681         24,758
Selling, general and administrative expenses............       42,112         36,312         29,864
Non-recurring charges (income)..........................        2,419            795           (510)
Interest expense........................................        2,513          5,462          3,289
                                                           ----------     ----------     ----------
                                                               47,044         42,569         32,643
Loss before income tax provision........................       (6,731)       (19,888)        (7,885)
Provision for income taxes..............................          190             20             20
                                                           ----------     ----------     ----------
Net loss................................................       (6,921)       (19,908)        (7,905)
Preferred dividends.....................................        1,114          1,078          1,369
                                                           ----------     ----------     ----------
Net loss applicable to Common Stock.....................      ($8,035)      ($20,986)       ($9,274)
                                                           ==========     ==========     ==========
Basic and diluted net loss per share:
Net loss per share......................................       ($0.50)        ($0.89)        ($0.13)
                                                           ==========     ==========     ==========
Weighted average number of common shares outstanding....   16,168,000     23,493,000     73,688,000
                                                           ==========     ==========     ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 PREFERRED     PREFERRED      COMMON STOCK       COMMON       ADDITIONAL PAID-IN   NOTE RECEIVABLE
                                  SHARES     STOCK AMOUNT        SHARES       STOCK AMOUNT         CAPITAL         FROM STOCK SALE
                                 ---------   -------------   --------------   -------------   ------------------   ---------------
Balance, December 27, 1997.....                                10,073,207         $101             $20,366
  Comprehensive loss
    Net loss...................
    Minimum pension liabililty
      adjustment...............
  Total comprehensive loss.....
  Preferred stock dividend.....
  Sales and contribution of
    Common Stock to Employee
    Savings Plan...............                                    92,403            1                  49
  Employee Stock Grant.........                                   750,000            7                 439
  Private Offering.............                                 7,864,336           79               2,281
  Rights Offering..............                                 2,135,664           21                 319
  Warrants Issued..............                                                                         29
                                   -----        -------       -----------         ----             -------             -------
Balance, December 26, 1998.....       --             --        20,915,610         $209             $23,483                  --
  Comprehensive loss
    Net loss...................
    Minimum pension liabililty
      adjustment...............
  Total comprehensive loss.....
  Preferred stock dividend.....
  Issuance of Series E
    Preferred Stock............    3,042         15,210                                               (437)
  Conversion of Series D
    Preferred Stock............                                40,000,000          400              11,006
  Common Stock issued for
    Series D dividends.........                                 6,924,000           69               2,008
  Common Stock option
    exercises..................                                     5,185                                4
  Employee Stock Grant.........                                 1,100,000           11                 313
  Warrants Issued..............                                                                      2,165
  Stock Sale...................                                 5,040,000           50               1,311              (1,361)
                                   -----        -------       -----------         ----             -------             -------
Balance, December 25, 1999.....    3,042        $15,210        73,984,795         $739             $39,853             ($1,361)
  Comprehensive loss
    Net loss...................
    Minimum pension liabililty
      adjustment...............
  Total comprehensive loss.....
  Preferred stock dividend.....
  Employee Stock Grant.........                                       659
  Rescind Stock Sale...........                                (5,040,000)         (50)             (1,311)              1,361
                                   -----        -------       -----------         ----             -------             -------
Balance, December 30, 2000.....    3,042        $15,210        68,945,454         $689             $38,542             $    --
                                   =====        =======       ===========         ====             =======             =======

                                                       ACCUMULATED OTHER
                                                         COMPREHENSIVE
                                 ACCUMULATED DEFICIT      INCOME(LOSS)       TOTAL
                                 -------------------   ------------------   --------
Balance, December 27, 1997.....       ($16,511)             ($2,275)        $ 1,681
  Comprehensive loss
    Net loss...................         (6,921)                              (6,921)
    Minimum pension liabililty
      adjustment...............                                (771)           (771)
                                                                            -------
  Total comprehensive loss.....                                              (7,692)
                                                                            -------
  Preferred stock dividend.....         (1,114)                              (1,114)
  Sales and contribution of
    Common Stock to Employee
    Savings Plan...............                                                  50
  Employee Stock Grant.........                                                 446
  Private Offering.............                                               2,360
  Rights Offering..............                                                 340
  Warrants Issued..............                                                  29
                                      --------              -------         -------
Balance, December 26, 1998.....       ($24,546)             ($3,046)        ($3,900)
  Comprehensive loss
    Net loss...................        (19,908)                             (19,908)
    Minimum pension liabililty
      adjustment...............                                  11              11
                                                                            -------
  Total comprehensive loss.....                                             (19,897)
                                                                            -------
  Preferred stock dividend.....         (1,078)                              (1,078)
  Issuance of Series E
    Preferred Stock............                                              14,773
  Conversion of Series D
    Preferred Stock............                                              11,406
  Common Stock issued for
    Series D dividends.........                                               2,077
  Common Stock option
    exercises..................                                                   4
  Employee Stock Grant.........                                                 324
  Warrants Issued..............                                               2,165
  Stock Sale...................                                                   0
                                      --------              -------         -------
Balance, December 25, 1999.....       ($45,532)             ($3,035)        $ 5,874
  Comprehensive loss
    Net loss...................         (7,905)                              (7,905)
    Minimum pension liabililty
      adjustment...............                                 276             276
                                                                            -------
  Total comprehensive loss.....                                              (7,629)
                                                                            -------
  Preferred stock dividend.....         (1,369)                              (1,369)
  Employee Stock Grant.........
  Rescind Stock Sale...........
                                      --------              -------         -------
Balance, December 30, 2000.....       ($54,806)             ($2,759)        ($3,124)
                                      ========              =======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED   FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                         DECEMBER 26, 1998   DECEMBER 25, 1999   DECEMBER 30, 2000
                                                         -----------------   -----------------   -----------------
Cash Flows From Operating Activities:
Net Loss...............................................       ($6,921)            ($19,908)           ($7,905)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................         1,727                2,002              2,000
  Write off of certain trademarks......................           184                   --                 --
  Stock grants issued..................................           446                  324                 --
  Provision for doubtful accounts receivable...........           327                  250                 --
  Warrants issued......................................            --                2,165                 --
  Loss on sale of property, plant and equipment........           954                   58                175
  Net gain on sale of trademark........................            --                   --               (365)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable.........         1,090                3,820             (2,150)
    (Increase) decrease in inventories.................        (1,672)               6,227               (194)
    (Increase) decrease in prepaid expenses and other
      assets...........................................          (698)                 898               (527)
    Increase (decrease) in accounts payable............           397               (1,124)              (625)
    Increase (decrease) in accrued expenses............         2,693               (3,026)            (2,423)
                                                              -------             --------            -------
Net cash used in operating activities..................        (1,473)              (8,314)           (12,014)
                                                              -------             --------            -------
Cash Flows From Investing Activites:
  Capital expenditures.................................        (4,673)              (2,836)              (631)
  Proceeds from sale of trademark......................            --                   --                600
  Proceeds from sale of property, plant and
    equipment..........................................            --                   --                108
                                                              -------             --------            -------
Net cash (used in) provided by investing activities....        (4,673)              (2,836)                77
                                                              -------             --------            -------
Cash Flows From Financing Activities:
    Net borrowings (repayments) under revolving line of
      credit...........................................         7,490               (5,988)            12,338
    Repayments of long-term debt.......................        (1,326)              (2,157)              (200)
    Proceeds from term loans...........................            --                4,983                 --
    Sale of Common Stock...............................         3,000                   --                 --
    Expenses associated with issuance of rights to
      purchase Common Stock............................          (299)                  --                 --
    Payment of subordinated debt.......................        (3,000)                  --                 --
    Common Stock option exercises......................            49                    4                 --
    Issuance of Series E Preferred Stock...............            --               15,210                 --
    Expenses associated with issuance of Series E
      Preferred Stock..................................            --                 (437)                --
    Proceeds from warrant notes........................            15                   --                 --
    Financing costs incurred...........................           (45)                (348)               (75)
                                                              -------             --------            -------
Net cash provided by financing activities..............         5,884               11,267             12,063
                                                              -------             --------            -------
Net (decrease) increase in Cash and Cash Equivalents...          (262)                 117                126
Cash and Cash Equivalents, Beginning of Period.........           808                  546                663
                                                              -------             --------            -------
Cash and Cash Equivalents, End of period...............       $   546             $    663            $   789
                                                              =======             ========            =======
Supplemental Disclosure of Cash Flow Information:
Interest Paid..........................................       $ 2,282             $  3,350            $ 3,104
Income Taxes Paid......................................            60                  118                 20
Cash refunds received for income taxes.................           (26)                 (63)               (40)

          The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NON-CASH ACTIVITIES

    The Company issued a stock grant of 750,000 shares valued at $0.594 per share to the CEO in February 1998.

    The Company issued a stock grant of 100,000 shares valued at $0.9375 per share to the EVP-CFO in January 1999.

    The Company issued a stock grant of 1,000,000 shares valued at $0.23 per share to the CEO in December 1999.

    The Company issued 12,103,200 warrants in connection with the bridge financing in November 1999 (Note 15)

    The Company issued 550,000 warrants to CBCC in connection with the refinancing of the Company's secured bank debt (Note 15).

    In December 1999, Carol Hochman executed a promissory note in the principal amount of $1,361 in connection with her purchase of Common Stock of the Company. In fiscal 2000, and to accommodate a request by Ms. Hochman, the Company rescinded the share purchase by Ms. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share (Note 18).

    In December 1999, the Company issued a warrant to Utendahl Capital Partners in respect of their participation in the placement of the Company's Series E Stock (Note 15).

    The Company issued an employee stock grant of 659 shares valued at $0.61 per share in February 2000.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. LIQUIDITY

    Capital constraints impacted all aspects of Danskin, Inc.'s businesses during the last two fiscal years. This included in 1999, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999 the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the company's secured credit facility) resulting in $10,000 in undrawn availability at close. (Refer to Notes 11 and 12 for a discussion of the equity private placement and the refinancing of the Company's bank debt.) In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

    These actions resulted in improved financial results during fiscal year 2000 as compared to fiscal year 1999. The Company incurred a net loss of ($9,274) for the fiscal year ended December 30, 2000, an improvement of $11,712 compared to the net loss of ($20,986) for the fiscal year ended December 25, 1999. Fiscal year 1999 results were adversely impacted by non-cash charges pertaining to warrants issued and employee stock grants amounting to $2,489. At December 30, 2000 availability under the Company's Revolving Credit Facility was an overadvance of ($450). Pursuant to certain amendments to the Company's secured credit facility executed in March 2001, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001 based on the Company's forecasted monthly business plans through fiscal year 2001, plus an additional $3,000 in excess availability to a maximum overadvance of $7,631. (Refer to Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Danskin, Inc. (the "Company") was incorporated on February 21, 1986 to own and operate the business and assets of two divisions of a corporation acquired on July 22, 1986.

    The Company currently operates under two divisions: Danskin, which designs, manufactures and markets dance wear, bodywear, tights and exercise apparel, and also operates 31 retail stores and two full price stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-the-Clock-Registered Trademark-, Givenchy-Registered Trademark-, Evan Picone-Registered Trademark-, and Ellen Tracy-Registered Trademark- and under private labels for major retailers.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of the Company, including all of its operating divisions, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Certain reclassifications were made to prior year information to conform to the current year presentation.

    FISCAL YEAR

    The Company's fiscal year ends on the last Saturday in December. Fiscal 1998 ended on December 26, 1998; fiscal 1999 ended on December 25, 1999; fiscal 2000 ended on December 30, 2000. In addition, fiscal years 1998 and 1999 contained 52 weeks and fiscal year 2000 contained 53 weeks.

    INVENTORIES

    Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Finished Goods......................................     $13,978        $15,090
Work-in-process.....................................       5,339          4,921
Raw materials.......................................       4,365          3,576
Packaging materials.................................         477            766
                                                         -------        -------
                                                         $24,159        $24,353
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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS

    The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

    TRADEMARKS

    The Company amortizes capitalized costs to acquire trademarks over the estimated useful life of the trademark, generally 15 years.

    LOSS PER COMMON SHARE

    Basic loss per share is calculated by dividing net loss applicable to Common Stock by the weighted average Common Stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss applicable to Common Stock by the weighted average Common Stock and Common Stock equivalents outstanding. Common Stock equivalents, including Convertible Series E Preferred Stock, management options and warrants, are reflected in diluted net loss per share except to the extent they are antidilutive.

    At December 30, 2000 the Company had the following common shares and common share equivalents outstanding:

Common Shares...............................................   68,946,537
Preferred Stock.............................................   49,064,418
Warrants....................................................   30,533,199
Options.....................................................   13,765,978
                                                              -----------
  Total Shares and Share Equivalents Outstanding............  162,310,132
                                                              ===========

    Due to the net loss for all periods presented, the assumed exercise of common stock equivalents would be antidilutive and thus have not been included as common stock equivalents for purposes of the calculation of diluted earnings per share.

    REVENUE RECOGNITION

    Revenue within the wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail store revenues are recognized at the time of sale. All revenue is net of returns.

    ADVERTISING AND PROMOTION

    All costs associated with advertising and promoting products are expensed when the advertising or event takes place. Costs associated with the Company's catalogs are expensed when the catalogs are distributed. Advertising and promotion expenses were $7,431 in fiscal 1998, $4,575 in fiscal 1999, and $2,410 in fiscal 2000.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

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

    STOCK-BASED COMPENSATION

    SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and other equity instruments used for compensation purposes, and requires companies electing to report in accordance with the standard to recognize or disclose such compensation in its financial statements. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company, as permitted, continues to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but discloses in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting. (Refer to Note 3)

    FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at December 25, 1999 and December 30, 2000, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents; it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The estimated fair values of the Company's financial instruments are summarized as follows:

                                           DECEMBER 25, 1999       DECEMBER 30, 2000
                                         ---------------------   ---------------------
                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                         --------   ----------   --------   ----------
Cash and cash equivalents..............  $   663     $   663     $   789     $   789
Revolving line of credit...............  (10,041)    (10,041)    (22,379)    (22,379)
Long-term debt.........................  (11,500)    (11,500)    (11,300)    (11,300)

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. The Statement also requires that changes in derivative fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will be effective for the Company's financial statements in the year 2001. The Company has not entered into any derivatives or hedging activities and, as such, does not anticipate any immediate impact of adoption on its financial statements.

3. STOCK OPTION PLAN

    On July 1, 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"). Effective September 18, 1997, the Executive Committee of the Board of Directors of the Company amended the Company's Stock Option Plan to clarify that the Board of Directors retains the discretion to determine the fair market value of the Common Stock with respect to periods when the Common Stock is not actively traded on NASDAQ or any other national exchange or under circumstances where significant transactions in the Common Stock have occurred outside traditional trading venues. As of December 30, 2000, 7,191,933 shares of common stock were reserved for issuance under the Plan.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. STOCK OPTION PLAN (CONTINUED)
    The following table summarizes the activity relating to the Plan as of and for the fiscal year ended December 26, 1998, the fiscal year ended December 25, 1999 and for the fiscal year ended December 30, 2000:

                                               FISCAL YEAR ENDED        FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                               DECEMBER 26, 1998        DECEMBER 25, 1999        DECEMBER 30, 2000
                                             ----------------------   ----------------------   ----------------------
                                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                               EXERCISE                    AVERAGE                  AVERAGE                  AVERAGE
                                 PRICE                     EXERCISE                 EXERCISE                 EXERCISE
                                 RANGE       # OF SHARES    PRICE     # OF SHARES    PRICE     # OF SHARES    PRICE
                             -------------   -----------   --------   -----------   --------   -----------   --------
Outstanding beginning of
  year.....................    $0.27-$7.00      759,034    $2.2750     2,462,776    $1.4100     5,770,283    $0.4550
Granted....................    $0.20-$1.93    2,370,000    $1.5140     4,665,000    $0.3020     1,870,000    $0.3900
Canceled...................    $0.27-$7.00     (573,376)   $2.4140    (1,352,308)   $1.5610      (736,705)   $0.8310
Exercised..................  $0.625-$0.625      (92,882)   $0.6250        (5,185)   $0.6250            --
Outstanding, end of year...    $0.20-$3.63    2,462,776    $1.4140     5,770,283    $0.4550     6,903,578    $0.3920

    Options exercisable and shares available for future grant amounted to:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Options exercisable.................................     267,916        749,769
Shares available for grant*.........................       1,650        288,355

------------------------

* "Shares available for grant" under the Plan is equal to (a) the total number of options available for grant under the Plan, less (b) the sum of
    (x) options presently exercisable, (y) non-exercisable options, and
    (z) previously exercised options.

    The weighted average fair value of total stock options granted during 2000 was $0.26 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 2000: risk-free interest rate of 6.3%; no expected dividend yield; expected life of ten (10) years; and expected volatility of 41.39%; and for grants in 1999: risk-free interest rate of 6.42%; no expected dividend yield; expected life of 9.54 years; and expected volatility of 38.73%.Stock options generally expire 10 years from the grant date or at termination, if earlier. The stock options outstanding at December 30, 2000 have a weighted average exercise price of $0.39 per share.

    The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been $8,309 and net loss applicable to Common Stock and net loss per share (basic and diluted) for the fiscal year ended December 30, 2000 would have been $9,678 and $(0.13) per share, respectively; for the fiscal year ended December 25, 1999, the Company's pro forma net loss would have been $20,150 and net loss applicable to common stock and net loss per share (basic and diluted) would have been $21,288 and $0.90 per share, respectively; and, for the fiscal year ended December 26, 1998, the Company's pro forma net loss would have been $8,000 and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been $9,100 and $0.56 per share, respectively.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. STOCK OPTION PLAN (CONTINUED)
    In accordance with the terms of her employment agreement, Carol J. Hochman, President and Chief Executive Officer, received options to purchase 5,040,000 shares of Common Stock of the Company for $0.27. The options vest approximately ten years from date of issuance, subject to accelerated vesting based upon a performance vesting schedule. The options expire on December 8, 2009. As of December 30, 2000, none of such options are presently vested and exercisable (Refer to Note 18).

    In accordance with the terms of his employment agreement, John A. Sarto, Executive Vice President and Chief Financial Officer, received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and fifty thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest approximately ten years from date of issuance, subject to accelerated vesting based upon a performance vesting schedule. The options expire on December 8, 2009. As of December 30, 2000, 416,550 of the tenure based options are vested and exercisable; none of the performance based options have vested.

4. STOCK MARKET LISTING

    Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau. The Common Stock is traded in the over-the-counter market.

5. SAVINGS AND PROFIT SHARING PLAN

    During fiscal 2000, the Company maintained a savings and profit sharing plan (the "Savings Plan") for the benefit of employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal years ended
December 26, 1998, December 25, 1999 and December 30, 2000, was approximately $152, $147 and $122, respectively. The Company also maintained an hourly savings and profit sharing plan (the "Hourly Savings Plan"), for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense. Effective January 1, 2001, the Company merged the Savings Plan and the Hourly Savings Plan into one Plan--The Danskin Savings Plan.The Danskin Savings Plan's features mirror the features of the Savings Plan, including the level of the Company match.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Land................................................     $    45        $    45
Buildings and improvements..........................       1,777          1,801
Machinery and equipment.............................       8,818          8,671
Furniture and fixtures..............................       4,364          3,967
Leasehold improvements..............................       3,311          3,234
Construction in progress............................       1,798          1,853
                                                         -------        -------
                                                          20,113         19,571
                                                         -------        -------
Accumulated depreciation and amortization...........      (9,366)       (10,291)
                                                         -------        -------
                                                         $10,747        $ 9,280
                                                         =======        =======

    Included within Construction in progress is $1,800 relating to external costs incurred in conjunction with a system implementation. This project is currently on hold as a result of the Company's efforts to conserve cash until capital can be raised. Management currently intends to continue with the system implementation. Amortization of these costs will commence once the system is installed and ready for use.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. OTHER ASSETS

    Other assets consist of:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Deferred financing charges (net of accumulated
  amortization of $315 at December 1999 and $464 at
  December 2000)....................................     $  704         $  630
Unrecognized net pension obligation.................        278            394
Notes receivable....................................         88             89
Trademarks (net of accumulated amortization of $482
  at December 1999 and $517 at December 2000).......         45             10
                                                         ------         ------
                                                         $1,115         $1,123
                                                         ======         ======

8. ACCRUED EXPENSES

    Accrued expenses consist of:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Salaries, wages and other compensation..............     $   611        $1,047
Employee benefits...................................       1,750           815
Accrued cooperative advertising and promotion
  costs.............................................       3,571         2,917
Accrued rent........................................       1,688           959
Other accrued expenses..............................       2,814         2,613
                                                         -------        ------
                                                         $10,434        $8,351
                                                         =======        ======

9. NET REVENUES

    Net revenues consist of:

                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                             ENDED          ENDED          ENDED
                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
Net Sales...............................    $108,024       $87,408        $84,038
Royalties and licensing fees............         717           562            616
                                            --------       -------        -------
                                            $108,741       $87,970        $84,654
                                            ========       =======        =======

10. NON-RECURRING CHARGES (INCOME)

    Non-recurring charges were $2,419 for the fiscal year ended December 26, 1998. These charges consisted of severance costs related to the resignation and termination of former executives of the Company, a provision established for the remaining net lease obligation for the former corporate office at 111 West 40th Street in New York City and write-offs of non-operating assets, offset by a reversal of

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. NON-RECURRING CHARGES (INCOME) (CONTINUED) a reserve against an outstanding amount owed by the Company for the sale of a trademark and the gain on the sale of the Reading, PA outlet store.

    Non-recurring charges were $795 for the fiscal year ended December 25, 1999. These charges consisted of an additional provision for remaining lease obligations for the former corporate office at 111 West 40th Street in New York City due to the loss of a subtenant, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark.

    Non-recurring income was $510 for the fiscal year ended December 30, 2000. The income consisted of a net recovery of $426 for an outstanding amount owed the Company for the sale of a trademark and $220 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

    The aforementioned income was partially offset by $136 for severance pay to a former executive (Refer to Note 17).

11. BANK FINANCING

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Revolving Line of Credit............................     $10,041        $22,379
                                                         =======        =======
Long-term debt:
Term notes..........................................     $11,500        $11,300
                                                         =======        =======
Less current maturities of long-term debt                     --            742
                                                         =======        =======
                                                         $11,500        $10,558
                                                         =======        =======

    Maturities of term notes are as follows for the year ended:

December 2001...............................................  $   742
December 2002...............................................    2,299
December 2003...............................................    2,299
December 2004...............................................    5,960
                                                              -------
Total.......................................................  $11,300
                                                              =======

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. BANK FINANCING (CONTINUED)
aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves.

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

    In connection with the availability of the Additional Collateral Amount, certain shareholders and affiliates of the Company, and various third parties, issued limited guarantees in favor of the Lender in an aggregate principal amount not to exceed $6,210 (each, a "Guarantee," together, the "Guarantees"). Pursuant to the terms of the Guarantees, each guarantor guaranteed the performance of the Company's obligations under the Loan and Security Agreement, and the payment of any and all sums due and owing by the Company to the Lenders under such Agreement, in all cases, limited to the dollar amount of the Guarantee. In accordance with their terms, the Guarantees were withdrawn when the Company had availability under the Loan and Security Agreement in excess of $6,000, without giving effect to the Additional Collateral Amount. In consideration for the issuance of the Guarantees, the Company (i) issued warrants to each guarantor, and (ii) paid to each guarantor interest on the amount of each Guarantee at a rate equal to the difference between (a) the Prime Rate minus 3% and (b) 10% per annum. (Refer to Note 12 for a discussion of the Company's issuance of $15,210 of Series E Stock and Note 15 for a discussion of the Guarantor Warrants).

    In December 1999, in connection with the Company's issuance of Series E Stock, and the elimination of the Additional Collateral Amount and the Overadvance Amount, the Loan and Security Agreement was amended (the "December Amendment") to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and (ii) increase the amount available under the Term Loan Facility to $11,500. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In connection with certain amendments to the Loan and Security Agreement in fiscal 2000, the Company is required to make a principal payment on the Term Loan Facility in the amount of $50 per month. The Company paid $50 during each of the last four months of fiscal 2000.

    The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities.

    The Loan and Security Agreement was most recently amended in March 2001 (the "March Amendment") to stipulate that among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of ($9,444) as of December 30, 2000 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At December 30, 2000 the Company's tangible net worth was approximately ($3,528). Availability at December 30, 2000 was an overadvance of ($450). Pursuant

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. BANK FINANCING (CONTINUED)
to the March Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, plus an additional $3,000 in excess availability based on the Company's forecasted monthly business plans through fiscal year 2001 to a maximum of ($7,631) (the "Overadvance"). The maximum borrowings under the Revolving Credit Facility were $23,148 during the fiscal year ended December 30, 2000.

    Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one ( 1/2%) percent and is payable monthly. Prior to execution of the March Amendment, the Company had the options of electing a EuroLoan, pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as further consideration to CBCC in connection with the March Amendment, the Company has agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains average undrawn availability of at least $1,000 for three consecutive months.

    In connection with the execution of the December Amendment, the Company paid CBCC a $75 amendment fee and issued 550,000 warrants to CBCC to purchase an aggregate of 550,000 shares of Common Stock of the Company at $.27 per share. In connection with the March Amendment, the Company agreed: (i) to pay CBCC (a) $50 upon execution of the March Amendment, and (b) for each month thereafter that the Company does not raise $4,790 of additional capital, an additional fee equal to $25 on May 1, 2001, and an additional fee of $25 plus the amount of the previous month's fee on the first of each month thereafter until such time as the additional capital is raised, and (ii) to issue 250,000 warrants to CBCC upon execution of the March Amendment with a share price equal to the closing price of the Company's Common Stock on the date of issuance, with an additional 250,000 warrants to be issued to CBCC on the first of each month thereafter, commencing May 1, 2001, until such time as additional capital is raised.

12. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES

    In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus
(y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Holders of the Series E Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series E Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series E Stock held by such holder, rounded up to the

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED) next one-tenth of a share. Therefore, the issuance of the Series E Stock by the Company was highly dilutive of existing holders of Common Stock. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing, within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

    The Series E Stock also contains a "reset" provision, which provides that if, at the eighteen (18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty-day period prior to such date) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price. If the Market Price is less than one-half of the Conversion Price, the Conversion Price shall be reset to one-half of the Conversion Price.

    Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock"), issued by the Company pursuant to the terms of a certain Securities Purchase Agreement, dated September 22, 1997 (the "1997 Securities Purchase Agreement"), entered into by the Company and Danskin Investors, LLC ("Danskin Investors"), and in connection with the refinancing of the Company's obligations to First Union National Bank, (See Note 11), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. Danskin Investors agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

    In furtherance of the terms of the 1997 Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and
(ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). The Rights Offering commenced on July 6, 1998 and expired on

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED) August 6, 1998. Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement, the Danskin Investors purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized aggregate gross proceeds of approximately $640.

13. RELATED PARTY ACTIVITIES

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

    As of December 25, 1999 and December 30, 2000, the Company recorded a minimum pension liability adjustment to equity of $3,035 and $2,759 respectively.

    In each of October 1999 and 2000, the Company amended the Danskin Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1998 and 1999, respectively, credited service from $7.00 to $8.00 and amended the Pennaco Hosiery Division Hourly Employees' Pension Plan to increase the monthly benefit level for 1998 and 1999 from $0.00 to $8.00. In addition, the October 2000 amendment for the Pennaco Hosiery Division Hourly Employees' Pension Plan allows new entrants into the Plan through December 31, 1999.

    Effective April 15, 1997, the Pennaco Division Hourly Employees' Pension Plan was frozen. No person who was not already a participant could become a participant and no additional credited service was granted to any participant.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. PENSION PLAN (CONTINUED)
    The following table sets forth the plans funded status at December 25, 1999 and December 30, 2000:

                                                               DECEMBER 25, 1999     DECEMBER 30, 2000
                                                              -------------------   -------------------
                                                              DANSKIN    PENNACO    DANSKIN    PENNACO
                                                              --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit Obligation at Beginning of Year...................  $ 6,597    $ 8,320    $ 6,282    $ 7,834
  Service Cost..............................................      122          0         92          0
  Interest Cost.............................................      443        564        458        581
  Amendments................................................       15        136         15        126
  Actuarial (Gain)/Loss.....................................     (364)      (604)        80        133
  Benefits Paid.............................................     (531)      (582)      (589)      (598)
                                                              -------    -------    -------    -------
                                                              $ 6,282    $ 7,834    $ 6,338    $ 8,076

CHANGE IN PLAN ASSETS
  Fair Value of Plan Assets at Beginning of Year............  $ 5,931    $ 6,539    $ 5,376    $ 6,293
  Actual Return on Plan Assets..............................      (24)       (22)       584        808
  Employer Contribution.....................................        0        358        528        402
  Benefits Paid.............................................     (531)      (582)      (589)      (598)
                                                              -------    -------    -------    -------
  Fair Value of Plan assets at End of Year..................  $ 5,376    $ 6,293    $ 5,899    $ 6,905

  Funded Status.............................................  $  (906)   $(1,541)   $  (439)   $(1,171)
  Unrecognized Net Transition Asset.........................     (120)         0        (66)         0
  Unrecognized Prior Service Cost...........................       29        249         41        353
  Unrecognized Net Actuarial (Gain)/Loss....................    1,765      1,390      1,621      1,203
                                                              -------    -------    -------    -------
  Net amount recognized.....................................  $   768    $    98    $ 1,157    $   385
                                                              =======    =======    =======    =======
  Amounts recognized in the statement of financial position
    consist of:
    Prepaid benefit cost....................................  $   768    $    98    $ 1,157    $   385
    Accrued benefit cost....................................   (1,674)    (1,639)    (1,597)    (1,556)
    Intangible Asset........................................       29        249         41        353
    Accumulated other comprehensive income..................    1,645      1,390      1,556      1,203
                                                              -------    -------    -------    -------
                                                              $   768    $    98    $ 1,157    $   385
                                                              =======    =======    =======    =======

ASSUMPTIONS AS OF DECEMBER 31

Discount rate...............................................     7.75%      7.75%      7.50%      7.50%
Expected long-term rate of return on assets.................      8.5%       8.5%       8.5%       8.5%

COMPONENTS OF NET PERIODIC PENSION COST
  Service Cost..............................................  $   122    $     0    $    92    $     0
  Interest Cost.............................................      443        563        458        581
  Expected Return on Plan Assets............................     (478)      (548)      (447)      (529)
  Amortization of Net Transition (Asset) Obligation.........      (53)         0        (53)         0
  Amortization of Prior service Cost........................        2         11          3         21
  Recognized Actuarial (Gain)/Loss..........................      100         69         85         42
                                                              -------    -------    -------    -------
  Net Periodic Pension Cost.................................  $   136    $    95    $   138    $   115
                                                              =======    =======    =======    =======

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. WARRANTS

    In November 1999, the Company issued 12,103,200 warrants to Guarantors in consideration for providing stand-by guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each Guarantor was based upon a formula which took into account the dollar amount of the Guarantee and the number of days that the Guarantee was in place. These warrants have been accounted for as an increase to additional paid in capital and were amortized as interest expense over the life of the guarantee. (Refer to Note 11 for a discussion of the Guarantees.)

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

    In fiscal 1997, the Company sold warrants to purchase 5,372,315, 795,000 and 1,591,797 of the Company's common shares at $0.30 per share to three members of the Company's Board of Directors for their fair values aggregating to $144.6. These have been accounted for additions to paid in capital. (Refer to Note 11 for a discussion of warrants issued subsequent to December 30, 2000.)

16. INCOME TAXES

    The provision for income taxes was as follows:

                               FISCAL YEAR ENDED    FISCAL YEAR ENDED    FISCAL YEAR ENDED
                               DECEMBER 26, 1998    DECEMBER 25, 1999    DECEMBER 30, 2000
                               ------------------   ------------------   ------------------
Federal:
  Current Provision..........         $  0                 $ 0                  $ 0
                                      ----                 ---                  ---
                                         0                   0                    0

State:
  Current Provision..........          190                  20                   20
                                      ----                 ---                  ---
                                      $190                 $20                  $20
                                      ====                 ===                  ===

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)
    The following represented the significant items comprising net deferred taxes as of December 25, 1999 and as of December 30, 2000:

                                               FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                 DECEMBER 25,        DECEMBER 30,
                                                     1999                2000
                                               -----------------   -----------------
Future Deductible Items:
  Accounts Receivable Allowance..............       $    434            $    493
  Inventory Allowance........................            597               2,557
  Non-Deductible Accruals....................          1,658                 904
  Pension and Retirement Accruals............            446                 591
  Net Operating Loss Carry Forward...........         10,688              19,644
  Other......................................          3,412               1,265
                                                    --------            --------
                                                      17,235              25,454

Future Taxable Item
  Prepaid Expenses...........................           (301)               (815)
  Property, Plant & Equipment................            393                 525
                                                    --------            --------
                                                          92                (290)
Valuation Allowance..........................        (17,327)            (25,164)
                                                    --------            --------
                                                    $     --            $     --
                                                    ========            ========

    The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:

                                FISCAL YEAR ENDED   FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                  DECEMBER 26,        DECEMBER 25,        DECEMBER 30,
                                      1998                1999                2000
                                -----------------   -----------------   -----------------
Statutory Federal Income Tax
  Rate........................         (34)%               (34)%               (34)%
State Income Taxes, net of
  Federal Benefit.............           3                  --                  --
Losses Not Utilized...........          34                  34                  34
Losses Utilized...............          --                  --                  --
Alternative Minimum Tax.......          --                  --                  --
                                       ---                 ---                 ---
Effective Income Tax Rate.....           3 %                 0 %                 0 %
                                       ===                 ===                 ===

    The valuation allowance for the period ended December 26, 1998 increased $3,867 to $14,801. The valuation allowance for the period ended December 25, 1999 increased $2,526 to $17,327. The valuation allowance for the period ended December 30, 2000 increased $7,837 to $25,164. Valuation allowances have been established since management deems it is more likely than not that certain tax benefits will not be realized.

    Deferred income taxes result primarily from net operating losses, certain inventory adjustments not currently deductible for income tax purposes, the use of accelerated depreciation methods for income

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)
tax purposes, accruals and reserves not currently deductible, and differences in reporting pension expense for financial statement and income tax purposes.

    Net operating loss carryforwards amounting to approximately $49,000 at December 30, 2000 expire during the years 2010 to 2020; annual usage is subject to the limitations discussed below. Approximately $12,000 of the above net operating loss carryforward was generated during the fiscal year ended
December 30, 2000.

    The Company has undergone a change of ownership within the meaning of Internal Revenue Code Section 382. As a result of this change in ownership, the future utilization of the Company's net operating loss (NOL) carryforward will be limited. Under these rules, the amount of the Company's NOL carryforward that can be used in each subsequent year is limited to an annual amount. This annual limitation is determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term interest rate of approximately 5.5%.

17. COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    The Company severed its relationship with Cathy Volker, the Company's former Chief Executive Officer, in June 1999. The Company's and Ms. Volker's respective rights and obligations under Ms. Volker's Employment Agreement, dated as of February 2, 1998, if any, were the subject of arbitration which was settled in fiscal 2000. The terms of the settlement of the arbitration were not material to the financial condition, results of operations, liquidity or business of the Company.

    On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery, Ltd. ("Siebruck") for damages in the amount of $1,450 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1,500 arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3,000. The matter is presently pending before the Superior Court and a reasonable evaluation of the claim against the Company cannot be made at this time. However, the Company, or the timing of its resolution, does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity, or business of the Company.

    The Company is a party to a number of other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

    TAX AUDITS

    The Company is not presently the subject of any existing or pending state or federal audits.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OPERATING LEASES

    The minimum annual rental commitments under non-cancelable operating leases at December 30, 2000 for office space, manufacturing space, equipment and retail stores were approximately as follows:

FISCAL YEARS ENDING:                                           AMOUNT
--------------------                                          --------
December 2001...............................................  $ 4,584
December 2002...............................................    3,030
December 2003...............................................    2,365
December 2004...............................................    1,791
December 2005...............................................    1,460
Thereafter..................................................    3,336
                                                              -------
  Total minimum rental payments.............................  $16,566
                                                              =======

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

    Rent expense was approximately as follows:

                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                             ENDED          ENDED          ENDED
                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
Minimum rent............................     $5,802         $5,207         $4,455
Contingent rent.........................      1,054            580            544
                                             ------         ------         ------
Rent expense............................     $6,856         $5,787         $4,999
                                             ======         ======         ======

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for "cause," as defined, or resignation following a "change of control", as defined. The Company's total minimum commitment pursuant to the term of these agreements for fiscal 2001 and future years totals approximately $2,300 per year, generally through fiscal year 2004, unless employment is terminated in which case total pay will generally continue for 6 to 24 months following such termination.

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    MINIMUM ROYALTY COMMITMENTS

    The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin-Registered Trademark-, Round-the-Clock-Registered Trademark- and Freestyle-Registered Trademark- names to selected companies. As of December 30, 2000, the Company was committed to certain licensing arrangements as follows:

FISCAL YEARS ENDING:                               ROYALTY EXPENSE   ROYALTY INCOME
--------------------                               ---------------   --------------
December 2001....................................      $1,031            $  538
December 2002....................................       1,125               620
December 2003....................................       1,278               820
December 2004....................................         228               120
                                                       ------            ------
Total............................................      $3,662            $2,098
                                                       ======            ======

    NEW LICENSES

    Effective May 5, 2000, the Company reached an agreement with Ellen
Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy-Registered Trademark- label. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy-Registered Trademark- trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. Ridgeview, Inc. previously held the license. The Ellen Tracy-Registered Trademark- minimum royalties for 2001, 2002 and 2003 are $300, $350 and $450, respectively.

    In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee-highs under the Evan-Picone-Registered Trademark- label. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone-Registered Trademark- trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery in the United States and Canada. Ridgeview, Inc. previously held this license as well. The Evan-Picone-Registered Trademark- minimum royalties for 2001, 2002 and 2003 are $181, $200 and $228, respectively.

    During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle-Registered Trademark-, a Danskin Company" line, of women's and girl's Activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001.

18. STOCK ISSUANCES

    In furtherance of the terms of the Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and
(ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). Approximately 8.4 million rights were subscribed for and approximately 1.6 million

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18. STOCK ISSUANCES (CONTINUED)
shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement executed in 1997, Danskin Investors purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized gross proceeds of approximately $640.

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

    On December 8, 1999, Carol Hochman, the Chief Executive Officer, purchased 5,040,000 shares of Common Stock of the Company for $0.27 per share.
Ms. Hochman issued a promissory note, in favor of the Company, in the original principal amount of $1,361 as payment for the shares. Such note receivable was classified as stockholders' equity. In fiscal 2000, and to accommodate a request by Ms. Hochman related to certain personal financial planning, the Company rescinded the share purchase by Ms. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share.

    On December 8, 1999, and in accordance with the terms of her employment agreement, Ms. Hochman received a grant of 1,000,000 shares at $0.23 per share.

19. SEGMENT INFORMATION

    The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-The-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-), Evan Picone(-Registered Trademark-), Ellen Tracy(-Registered Trademark-), and under private labels for major retailers.

    The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. The Danskin Division was allocated $3,434 in fiscal 2000, $4,287 in fiscal 1999 and $3,964 in fiscal 1998. Pennaco was allocated $1,778 in fiscal 2000, $2,201 in fiscal 1999, and $3,293 in fiscal 1998. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. SEGMENT INFORMATION (CONTINUED)
    Financial information by segment for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998 is summarized below:

                                                              DANSKIN    PENNACO     TOTAL
                                                              --------   --------   --------
2000
Net Revenues................................................  $56,694    $27,960    $ 84,654
Operating Loss..............................................   (2,619)    (1,977)     (4,596)
Identifiable assets at year-end.............................   32,427     16,425      48,852
Depreciation and amortization...............................    1,281        534       1,815
Capital Expenditures........................................      327        304         631

1999
Net Revenues................................................  $60,643    $27,327    $ 87,970
Operating Loss..............................................  (10,887)    (3,539)    (14,426)
Identifiable assets at year-end.............................   35,151     12,737      47,888
Depreciation and amortization...............................    1,320        484       1,804
Capital Expenditures........................................    1,779      1,057       2,836

1998
Net Revenues................................................  $73,468    $35,273    $108,741
Operating Loss..............................................   (2,671)    (1,547)     (4,218)
Identifiable assets at year-end.............................   41,549     16,157      57,706
Depreciation and amortization...............................    1,108        485       1,593
Capital Expenditures........................................    3,450      1,223       4,673

    Reconciliation of depreciation and amortization to consolidated totals is as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Total segment depreciation and amortization.................  $ 1,593    $ 1,804    $  1,815
Amortization of deferred financing costs....................      134        198         185
                                                              -------    -------    --------
Consolidated depreciation and amortization..................  $ 1,727    $ 2,002    $  2,000
                                                              =======    =======    ========

                         DANSKIN, INC. AND SUBSIDIARIES

  SUPPLEMENTAL FINANCIAL INFORMATION SELECTED QUARTERLY FINANCIAL INFORMATION

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FISCAL QUARTERS ENDED
                                                -------------------------------------------------
                                                  MARCH         JUNE      SEPTEMBER     DECEMBER
                                                ----------   ----------   ----------   ----------
                                                                   (UNAUDITED)
Fiscal year ended December 30, 2000:
  Net revenues................................  $   21,031   $   20,471   $   21,392   $   21,760
                                                ==========   ==========   ==========   ==========
  Gross profit................................  $    6,169   $    6,052   $    6,651   $    5,886
                                                ==========   ==========   ==========   ==========
  Net loss....................................  $   (1,935)  $   (1,268)  $   (2,164)  $   (2,538)
                                                ==========   ==========   ==========   ==========
  Net loss applicable to Common Stock.........  $   (2,277)  $   (1,610)  $   (2,506)  $   (2,881)
                                                ==========   ==========   ==========   ==========
  Basic and diluted net loss per share........  $    (0.03)  $    (0.02)  $    (0.03)  $    (0.04)
                                                ==========   ==========   ==========   ==========
  Weighted average common shares and share
    equivalents outstanding...................  73,986,000   73,987,000   73,987,000   72,768,000
                                                ==========   ==========   ==========   ==========

Fiscal year ended December 25, 1999:
  Net revenues................................  $   24,141   $   23,526   $   21,173   $   19,130
                                                ==========   ==========   ==========   ==========
  Gross profit................................  $    8,120   $    6,517   $    6,226   $    1,818
                                                ==========   ==========   ==========   ==========
  Net loss....................................  $   (2,870)  $   (2,675)  $   (3,348)  $  (11,015)
                                                ==========   ==========   ==========   ==========
  Net loss applicable to Common Stock.........  $   (3,140)  $   (2,946)  $   (3,619)  $  (11,281)
                                                ==========   ==========   ==========   ==========
  Basic and diluted net loss per share........  $    (0.15)  $    (0.14)  $    (0.17)  $    (0.36)
                                                ==========   ==========   ==========   ==========
  Weighted average common shares and share
    equivalents outstanding...................  21,012,000   21,022,000   21,022,000   30,916,000
                                                ==========   ==========   ==========   ==========

                         DANSKIN, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  SCHEDULE II

                                   COLUMN A      COLUMN B       COLUMN C         COLUMN D        COLUMN E
                                 ------------   ----------   --------------   --------------   -------------
                                  BALANCE AT    CHARGED TO     ADDITIONS
                                 BEGINNING OF   COSTS AND      CHARGED TO                       BALANCE AT
DESCRIPTION                         PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS (A)   END OF PERIOD
-----------                      ------------   ----------   --------------   --------------   -------------
Fiscal year Ended December 30,
  2000
  Allowance for doubtful
    accounts receivable........     $1,087         $ --           $ --             $ 48           $1,039
                                    ======         ====           ====             ====           ======

Fiscal year Ended December 25,
  1999
  Allowance for doubtful
    accounts receivable........     $1,021         $250           $ --             $184           $1,087
                                    ======         ====           ====             ====           ======

Fiscal year Ended December 26,
  1998
  Allowance for doubtful
    accounts receivable........     $  848         $327           $ --             $154           $1,021
                                    ======         ====           ====             ====           ======

------------------------

(a) Uncollectible accounts receivable written off, net of recoveries.