Form 10-Q
period 2001-03-31
DANSKIN INC
filed 2001-05-15
CIK 889299

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 2001, excluding 1,083 shares held by a subsidiary: 68,945,454.

                         DANSKIN, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED MARCH 31, 2001 AND APRIL 1, 2000

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            as of December 30, 2000 and March 31, 2001     (Unaudited)         3

            Condensed Consolidated Statements of Operations
            For the Fiscal Three Month Periods Ended
            March 31, 2001 and April 1, 2000      (Unaudited)                  4

            Condensed Consolidated Statements of Cash Flows
            For the Fiscal Three Month Periods Ended
            March 31, 2001 and April 1, 2000         (Unaudited)               5

            Notes to Unaudited Condensed Consolidated Financial Statements     6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        22

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 22

    Item 6. Exhibits and Reports on Form 8-K                                  22

    SIGNATURES                                                                23


                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

        (Dollar amounts in thousands, except share and per share amounts)



                                     ASSETS                                  December 30, 2000        March 31, 2001
                                                                             -----------------        --------------
                                                                                                        (unaudited)

Cash and cash equivalents                                                                    $789                   $584
Accounts receivable, less allowance for doubtful accounts of
     $1,039 at December 30, 2000 and $1,013 at March 31, 2001                              11,598                 14,394
Inventories                                                                                24,353                 23,396
Prepaid expenses and other current assets                                                   1,709                  1,767
                                                                           ----------------------- ----------------------
     Total current assets                                                                  38,449                 40,141

Property, plant and equipment - net of accumulated depreciation and amortization of $10,291 at December 30, 2000 and $10,598 at
     March 31, 2001                                                                         9,280                  8,950
Other assets                                                                                1,123                  1,147
                                                                           ----------------------- ----------------------
Total assets                                                                              $48,852                $50,238
                                                                           ======================= ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                                                  $22,379                $27,346
Current portion of long-term debt                                                             742                  1,168
Accounts payable                                                                            6,691                  6,070
Accrued expenses                                                                            8,351                  7,601
                                                                           ----------------------- ----------------------
      Total current liabilities                                                            38,163                 42,185
                                                                           ----------------------- ----------------------

Long-term debt, net of current maturities                                                  10,558                  9,982
Accrued dividends                                                                           1,434                  1,776
Accrued retirement costs                                                                    1,821                  1,821
                                                                           ----------------------- ----------------------
     Total long-term liabilities                                                           13,813                 13,579
                                                                           ----------------------- ----------------------

Total liabilities                                                                          51,976                 55,764
                                                                           ----------------------- ----------------------

Stockholders' Deficit
Series E Cumulative Convertible Preferred Stock, 3,042 shares
     Liquidation Value of $15,210                                                          15,210                 15,210
Common Stock, $.01 par value, 250,000,000 shares authorized,
     68,946,537 shares issued at December 30, 2000 and 68,946,537 shares issued at March 31, 2001, less 1,083 shares held by
     subsidiary at December 30, 2000 and March 31, 2001                                       689                    689
Additional paid-in capital                                                                 38,542                 38,562
Accumulated deficit                                                                      (54,806)               (57,228)
Accumulated other comprehensive loss                                                      (2,759)                (2,759)
                                                                           ----------------------- ----------------------
     Total Stockholders' Deficit                                                          (3,124)                (5,526)
                                                                           ======================= ======================
Total Liabilities and Stockholders' Equity                                                $48,852                $50,238
                                                                           ======================= ======================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (Dollar amounts in thousands, except share and per share amounts)

                                                                     FISCAL THREE MONTHS ENDED
                                                                     -------------------------
                                                              April 1, 2000           March 31, 2001
                                                               (Unaudited)              (Unaudited)
                                                            -------------------     --------------------

Net revenues                                                           $21,204                  $22,093
Cost of goods sold                                                      15,034                   15,805
                                                            -------------------     --------------------

Gross profit                                                             6,170                    6,288

Selling, general and administrative expenses                             7,402                    7,406
Interest expense                                                           688                      950
                                                            -------------------     --------------------
                                                                         8,090                    8,356


Loss before income tax provision                                       (1,920)                  (2,068)
Provision for income taxes                                                  15                       12
                                                            -------------------     --------------------

Net loss                                                               (1,935)                  (2,080)

Preferred dividends                                                        342                      342
                                                            -------------------     --------------------

Net loss applicable to Common Stock                                   ($2,277)                 ($2,422)
                                                            ===================     ====================

Basic and diluted loss per share:

Net loss per share                                                     ($0.03)                  ($0.04)
                                                            ===================     ====================

Weighted average number of common shares
     outstanding basic and diluted                                  73,986,000               68,947,000
                                                            ===================     ====================


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (Dollars in thousands, except share and per share amounts)

                                                                              Fiscal Three Months Ended
                                                                         April 1, 2000      March 31, 2001
                                                                        ---------------------------------------
                                                                           Unaudited           Unaudited
Cash Flows From Operating Activities:
Net loss                                                                        ($1,935)              ($2,080)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                                      522                   448
  Provision for doubtful accounts receivable                                          32                     -
  Loss or gain on sale of on property, plant and equipment                             1                    44
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                               (2,245)               (2,796)
   Decrease in inventories                                                         1,383                   957
   Increase in prepaid expenses and other assets                                   (343)                  (58)
   Decrease in accounts payable                                                    (618)                 (621)
   Decrease in accrued expenses                                                  (1,239)                 (750)
                                                                        ---------------------------------------
Net cash used in operating activities                                            (4,442)               (4,856)
                                                                        ---------------------------------------

Cash Flows From Investing Activities:
  Capital expenditures                                                             (149)                 (134)
  Proceeds from sale of property, plant and equipment                                 77                    18
                                                                        ---------------------------------------
Net cash used in investing activities                                               (72)                 (116)
                                                                        ---------------------------------------

Cash Flows From Financing Activities:
   Net borrowings under revolving line of credit                                   4,384                 4,967
   Financing costs incurred                                                            -                  (50)
   Repayments of long-term debt                                                        -                 (150)
                                                                        ---------------------------------------
Net cash provided by financing activities                                          4,384                 4,767
                                                                        ---------------------------------------
Net decrease in Cash and Cash Equivalents                                          (130)                 (205)

Cash and Cash Equivalents, Beginning of Period                                       663                   789
                                                                        ---------------------------------------
Cash and Cash Equivalents, End of period                                            $533                  $584
                                                                        =======================================

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                       $594                  $902
Income taxes paid                                                                      8                    10
Cash refunds received for income taxes                                                 -                   (5)


Non-Cash Activities:
The Company issued a warrant to purchase 250,000 shares of the Company's Common Stock to CBCC at a price of $0.185 per share in March 2001.

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

         Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman and a number of new senior executives addressed the foregoing operating issues. In this regard, in December 1999 the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock, and $4,040 in the term loan portion of the company's secured credit facility) resulting in $10,000 in undrawn availability at close. (Refer to Notes 3, 4 and 5 for a discussion of the equity private placement and the refinancing of the Company's bank debt.) In addition, during this time period, new management has undertaken a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue. These actions resulted in improved financial results during fiscal year 2000 as compared to fiscal year 1999.

         Pursuant to certain amendments to the Company's secured credit facility executed in March 2001, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001 based on the Company's forecasted monthly business plans through fiscal year 2001, plus an additional $3,000 in excess availability to a maximum overadvance of $7,631. Including the additional $3,000 in excess availability referred to above the Company had availability of $3,179 at March 31, 2001. (Refer to Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 31, 2001, as well as its results of operations and its cash flows for the fiscal three month periods ended March 31, 2001 and April 1, 2000. The fiscal three months ended March 31, 2001 consisted of thirteen weeks and the fiscal three months ended April 1, 2000 consisted of fourteen weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10-K for the Fiscal Year Ended December 30, 2000. Operating results for interim periods may not be indicative of results for the full fiscal year.

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES
       Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                                  December 30,       March 31,
                                                      2000             2001
                                                                    (Unaudited)
                                                  ------------     -------------
Finished goods                                       $15,090          $14,892
Raw materials                                          3,576            3,493
Work-in-process                                        4,921            4,192
Packaging materials                                      766              819
                                                     -------          -------
                                                     $24,353          $23,396
                                                     =======          =======


INCOME (LOSS) PER COMMON SHARE

      For the three months ended March 31, 2001 and April 1, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000 and 73,986,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At March 31, 2001, the Company had the following common shares and common share equivalents outstanding:

      Common Shares                                             68,946,537
      Preferred Stock                                           49,064,418
      Warrants/Options                                          44,549,177
                                                               -----------
         Total Shares and Share Equivalents Outstanding        162,560,132
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

         The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In connection with certain amendments to the Loan and Security Agreement in fiscal 2000, the Company is required to make principal payment on the Term Loan Facility in the amount of $50 per month. The Company paid $50 during each of the last four months of fiscal 2000 and each of the first three months of fiscal 2001.

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

         The Loan and Security Agreement was most recently amended in March 2001 (the "March Amendment") to stipulate that, among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of ($9,444) as of December 30, 2000 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At March 31, 2001 the Company's tangible net worth was approximately ($5,924). Pursuant to the March Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, plus an additional $3,000 in excess availability based on the Company's forecasted monthly business plans through fiscal year 2001, to a maximum of ($7,631) (the "Overadvance"). Including the additional $3,000 in excess availability referred to above the Company had availability of $3,179 at March 31, 2001. The maximum borrowings under the Revolving Credit Facility were $27,346 during the fiscal three months ended March 31, 2001.


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

         In connection with the March Amendment, the Company agreed: (i) to pay CBCC (a) $50 upon execution of the March Amendment, and (b) for each month thereafter that the Company does not raise $4,790 of additional capital, an additional fee equal to $25 on May 1, 2001, and an additional fee of $25 plus the amount of the previous month's fee on the first of each month thereafter until such time as the additional capital is raised, and (ii) to issue 250,000 warrants to CBCC upon execution of the March Amendment with a share price equal to the closing price of the Company's Common Stock on the date of issuance, with an additional 250,000 warrants to be issued to CBCC on the first of each month thereafter, commencing May 1, 2001, until such time as additional capital is raised. The Company has not raised the additional capital as of May 15, 2001.

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

redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Holders of the Series E Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series E Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series E Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the issuance of the Series E Stock by the Company was highly dilutive of existing holders of Common Stock. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may at its sole option pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing, within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.

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

5. WARRANTS

         In November 1999, the Company issued 12,103,200 warrants to Guarantors in consideration for providing stand-by guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5. WARRANTS (CONTINUED)

number of warrants issued to each Guarantor was based upon a formula which took into account the dollar amount of the Guarantee and the number of days that the Guarantee was in place. These warrants have been accounted for as an increase to additional paid in capital and were amortized as interest expense over the life of the guarantee.

         In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. In connection with the March Amendment, in March 2001 the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share (Refer to Note 3). This has been accounted for as additional financing fees totaling $20 and additional paid-in-capital. The unamortized portion of such fees will be amortized over the remaining life of the loan.

         In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid-in capital.

6. NEW LICENSES

         During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle(R), a Danskin Company" line of women's and girl's Activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. Minimum royalties due the Company for fiscal
2001 are $320.

7. LEGAL PROCEEDINGS

         On November 25, 1996, the Company commenced suit against Herman Gruenwald, former President, Director and Principal shareholder of Siebruck Hosiery, Ltd. ("Siebruck") for damages in the amount of $1,450 in the Superior Court, Montreal. The claim relates to unreported sales in excess of $1,500 arising under a license agreement entered into by and between the Company and Siebruck, which expired on December 31, 1995. Siebruck was placed under the provision of the Canadian Bankruptcy and Insolvency Act. Mr. Gruenwald's statement of defense included a cross-demand against the Company wherein he is claiming damages to his reputation in the amount of Cdn. $3,000. The matter is presently pending before the Superior Court and a reasonable evaluation of the claim against the Company or the timing of its resolution cannot be made at this time. However, the Company does not presently anticipate that the ultimate resolution of such claim will be material to its financial condition, results of operations, liquidity, or business of the Company.

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

                         DANSKIN, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. SEGMENT INFORMATION

         The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-The-Clock(R) and Givenchy(R), Evan Picone(R), Ellen Tracy(R), and under private labels for major retailers.

         The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal three months ended March 31, 2001, Danskin Division was allocated $796 and Pennaco was allocated $396. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

         Financial information by segment for the fiscal three-month periods ended April 1, 2000 and March 31, 2001 is summarized below:

                                    DANSKIN           PENNACO            TOTAL
April 1, 2000
   Net Revenues                    $ 15,474          $ 5,730          $ 21,204
   Operating Loss                      (709)            (523)           (1,232)

March 31, 2001
   Net Revenues                    $ 14,660          $ 7,433          $ 22,093
   Operating Loss                      (674)            (444)           (1,118)


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

         Pursuant to certain amendments to the Loan and Security Agreement executed in March 2001, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted monthly business plans through fiscal year 2001, plus an additional $3,000 in excess availability to a maximum of $7,631 (the "Overadvance"). Including the additional $3,000 in excess availability referred to above the Company had availability of $3,179 at March 31, 2001. Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2001 to operate the business in the normal course (See Liquidity and Capital Resources.)

      The fiscal three months ended March 31, 2001 consisted of thirteen weeks and the fiscal three months ended April 1, 2000 consisted of fourteen weeks.


      The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Condensed Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE MONTH PERIOD ENDED MARCH 31, 2001 WITH THE FISCAL THREE MONTH PERIOD ENDED APRIL 1, 2000


NET REVENUES:

         Net revenues amounted to $22,093 for the fiscal three months ended March 31, 2001, an increase of $889, or 4.2% from the prior year fiscal three months ended April 1, 2000 of $21,204. Danskin Activewear net revenues, which include the Company's retail operations, amounted to $14,660 for the fiscal three months ended March 31, 2001 a decrease of $814 or 5.3%, from $15,474 in the prior year fiscal three months ended April 1, 2000. Revenues for the fiscal three month period ended March 31, 2001 decreased primarily due to lower sales in the retail and outlet stores as a result of fewer stores, reduced traffic in the existing stores and the effect of the extra week in the fiscal three month period ended April 1, 2000. Danskin wholesale sales were $12,055 for the three months ended March 31, 2001, a slight decrease of $66 or 0.5% lower than the fiscal three months ended April 1, 2000, which included an extra week of sales. Products sold under the Danskin brand name, including international sales, were 11.8% higher for the fiscal three months ended March 31, 2001 compared to the prior year fiscal period offset by lower sales levels in private label programs, closeouts and irregulars.

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

         Sales in the Company's retail stores were $2,605 for the fiscal three months ended March 31, 2001, compared to $3,353 for the prior year fiscal period, a decrease of $748 or 22.3%. Comparable retail store sales decreased 8.7% for the fiscal three months ended March 31, 2001. The retail and outlet stores have been impacted by softness in the marketplace for its existing stores resulting in lower customer traffic and sales. The Company has two full price retail stores and 31 outlet stores in 19 states. There are six fewer stores in the fiscal three months ended March 31, 2001 versus the fiscal three months ended April 1, 2000 resulting in lower total retail store sales for the current quarter. In addition, the extra week of sales for the fiscal quarter 2000 contributed to the shortfall in sales for the fiscal three months ended March 31, 2001. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations.

         Pennaco legwear revenues amounted to $7,433 for the fiscal three months ended March 31, 2001, an increase of $1,703 or 29.7% from the prior year fiscal three months ended April 1, 2000 of $5,730. The fiscal three month revenue increase over the prior fiscal three month period is primarily attributable to the incremental sales generated from the Ellen Tracy(R) and Evan Picone(R) brands, licensed to the Company in May 2000 (discussed below). These increases were partially offset by lower sales in Round the Clock(R) and the Givenchy(R) brands due to continued weakness in the sheer hosiery market, as well as, lower levels of closeouts and irregulars compared to the three months period ended April 1, 2000. In addition, the fiscal three months ended April 1, 2000 included an extra week of sales compared to the three months ended March

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


31, 2001. Net revenues for the Evan Picone(R) and Ellen Tracy(R) products in the fiscal three month period ended March 31, 2001 were $1,948 and $1,047, respectively. There were no revenues for Evan Picone(R) and Ellen Tracy(R) products in the fiscal three month period ended April 1, 2000 because these brands did not commence shipping until the fiscal second quarter of 2000.

         Management believes that the Company is positioned to take advantage of consolidation opportunities in the hosiery industry. In this regard, effective May 5, 2000, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of Legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) name among others. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. The license was previously held by Ridgeview, Inc.

         In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) label. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery and knee highs in the United States and Canada. The license was previously held by Ridgeview, Inc.

         The Company presently anticipates that together, the sales of product under the Evan-Picone(R) and Ellen Tracy(R) labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan-Picone(R) and the Ellen Tracy(R) labels for the three months ended March 31, 2001 were $2,995.

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


GROSS PROFIT:

         Gross profit increased by $118 or 1.9% to $6,288 for the fiscal three months ended March 31, 2001 compared to $6,170 for the fiscal three months ended April 1, 2000 due mainly to the higher net revenues for the Pennaco Division. Gross profit, as a percentage of net revenues, decreased slightly to 28.5% in the fiscal three months ended March 31, 2001 from 29.1% for the fiscal three months ended April 1, 2000.

           Danskin activewear gross profit, as a percentage of net revenue, increased to 32.7% for the fiscal three months ended March 31, 2001 from 31.4% for the fiscal three months ended April 1, 2000. The improvement of the Danskin activewear gross profit for the fiscal three months ended March 31, 2001 can be attributed to a higher mix percentage of Danskin brand product versus low margin private label product and

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


closeout sales. The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three months ended March 31, 2001 was 54.6% compared to 52.8% for the fiscal three months ended April 1, 2000. The improvement is principally attributable to better inventory controls and an improved assortment of higher margin product and lower levels of aged inventory.

         Pennaco legwear gross profit, as a percentage of net revenue, decreased to 20.0% in the fiscal three months ended March 31, 2001 from 22.9% in the prior fiscal three months ended April 1, 2000 primarily due to unfavorable manufacturing variances generated integrating the Evan-Picone(R) and the Ellen Tracy(R) licenses described above, offset in part by improved margins in Round the Clock(R) and Givenchy(R) brands, and private label programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         The Company continues to review its selling, general and administrative expenses to reduce expenses and the infrastructure to right-size the organization. This encompasses implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes, as well as significant head count reductions at all divisions. As indicated previously, the Company has also streamlined retail operations to reduce operating costs.

         Selling, general and administrative expenses, which include retail store operating costs including rents, increased slightly by $5, or 0.01%, to $7,406 or 33.5% of net revenues, in the fiscal three months ended March 31, 2001, from $7,401,or 34.9% of net revenues for the fiscal three months ended April 1, 2000. The net increase was the result of higher selling and marketing expenses for the Company primarily attributable to hiring additional sales management and independent sales representatives to increase geographic coverage, grow the brands and increase channels of distribution. The higher selling and marketing expenses were offset by the decrease in outlet store expenses related to having six fewer stores in the fiscal three months ended March 31, 2001 compared to the fiscal three months ended April 1, 2000. Selling, general and administrative expenses, excluding retail store operations, increased $369, or 7.9%, to $5,058 or 26.0% of net revenues for the fiscal three months ended March 31, 2001, from $4,689 or 26.3% of net revenues for the fiscal three months ended April 1, 2000.


INTEREST EXPENSE:

         Interest expense amounted to $950 for the fiscal three months ended March 31, 2001 and $688 for the prior fiscal three month period ended April 1, 2000 due primarily to an average higher level of debt. The Company's effective interest rate was 10.8% and 11.4% for the three months ended March 31, 2001 and April 1, 2000, respectively.

INCOME TAX PROVISION:

         The Company's income tax provision rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the fiscal three months ended March 31, 2001 and April 1, 2000. The Company's net deferred tax balance was $0 at both March 31, 2001 and December 30, 2000.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NET LOSS:

         As a result of the foregoing, the net loss was $2,056 for the fiscal three months ended March 31, 2001 compared to the net loss of $1,935 for the fiscal three months ended April 1, 2000.


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

         Net cash flow used in operations increased by $414 to $4,856 for the fiscal three months ended March 31, 2001, from a use of cash in operations of $4,442 for the fiscal three months ended April 1, 2000, principally attributable to the operating loss for the three months ended March 31, 2001, decreases in accrued expenses and accounts payable and increases in accounts receivable offset by a decrease in the Company's inventories. The maximum borrowing balance under the revolving line of credit was $27,346 during the fiscal three months ended March 31, 2001. Including the additional $3,000 in excess availability previously discussed the Company had availability of $3,179 at March 31, 2001.

        Working capital was ($2,044) at March 31, 2001 compared to $286 at December 30, 2000. The change in working capital is primarily attributable to an increase of $4,967 in the revolving line of credit to fund the net loss, decreases in accrued expenses and accounts payable, term loan payments and capital expenditures.

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

         Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of $192 commencing on the first day of December 2001. In connection with certain amendments to the Loan and Security Agreement in fiscal 2000, the Company is required to make a principal payment on the Term Loan Facility in the amount of $50 per month. The Company paid $50 during each of the last four months of fiscal 2000 and each of the three months in fiscal 2001.

         The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority security interest in all present and future assets of the Company.

         The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Loan and Security Agreement was amended in March 2001 ("March Amendment") to stipulate that, among other things, (i) the Company must maintain a tangible net worth of not less than a net deficit of ($9,444) as of December 30, 2000 and as of the end of each month thereafter, and (ii) that it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement any month of less than $0 after taking into account the Overadvance discussed below. At March 31, 2001, the Company's tangible net worth was approximately ($5,924). Pursuant to the March Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2001, based on the Company's forecasted business plans plus an additional $3,000 in excess availability through fiscal year 2001 to a maximum $7,631 (the "Overadvance"). Including the additional $3,000 in excess availability referred to above the Company had availability of $3,179 at March 31, 2001. The maximum borrowings under the Revolving Credit Facility was $27,346 during the fiscal three months ended March 31, 2001.

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

STRATEGIC OUTLOOK

         Over the last twenty-one months that the current management team has been in place, significant progress has been made in all aspects of the operation of the business. Fiscal 2000 was a "transition" year for the Company and its businesses. The Company has undertaken steps to eliminate unprofitable business and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to expand distribution with the addition of new customers and licenses, and increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

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

         The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) label. In a separate transaction, Pennaco also recently obtained an

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan-Picone(R) label.

         The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.


         The Company has developed, and intends to implement, a robust Internet strategy in 2001 and beyond. The strategy is predicated upon the strong recognition of Brand Danskin(R) and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin(R)'s high recognition and credibility presents a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

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


         CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION HEREIN, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2001 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO HEREIN, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

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

                                           DANSKIN, INC.


May 15, 2001                   By: /s/ CAROL J. HOCHMAN
                               -------------------------------------
                                        Carol J. Hochman
                                        Chief Executive Officer


May 15, 2001                   By: /s/ JOHN A. SARTO
                               -------------------------------------
                                        John A. Sarto
                                        EVP, Chief Financial Officer