Form 10-Q
period 2001-06-30
DANSKIN INC
filed 2001-08-20
CIK 889299

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 020382

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

Yes☒ No ☐

             The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of June 30, 2001, excluding 1,083 shares held by a subsidiary: 68,945,454.

DANSKIN, INC. AND SUBSIDIARIES

FORM 10Q FOR THE FISCAL THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2001 AND JULY 1, 2000

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

ASSETS	December 30, 2000	June 30, 2001

		(unaudited)

Cash and cash equivalents	$789	$420
Accounts receivable, less allowance for doubtful accounts of $1,039 at December 30, 2000 and $1,003 at June 30, 2001	11,598	12,200
Inventories	24,353	23,431
Prepaid expenses and other current assets	1,709	2,250

Total current assets	38,449	38,301

Property, plant and equipment - net of accumulated depreciation and amortization of $10,291 at December 30, 2000 and $10,961 at June 30, 2001	9,280	8,609
Other assets	1,123	1,177

Total assets	$48,852	$48,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit	$22,379	$27,677
Current portion of long-term debt	742	1,594
Accounts payable	6,691	6,025
Accrued expenses	8,351	7,518

Total current liabilities	38,163	42,814

Long-term debt, net of current maturities	10,558	9,406
Accrued dividends	1,434	2,164
Accrued retirement costs	1,821	1,804

Total long-term liabilities	13,813	13,374

Total liabilities	51,976	56,188

Commitments and contingencies

Stockholders' Equity
Series E Cumulative Convertible Preferred Stock, 3,042 shares Liquidation Value of $15,210	15,210	15,210
Common Stock, $.01 par value, 250,000,000 shares authorized, 68,946,537 shares issued at December 30, 2000 and 68,946,537 shares issued at June 30, 2001, less 1,083 shares held by subsidiary at December 30, 2000 and June 30, 2001	689	689
Additional paid-in capital	38,542	38,602
Accumulated deficit	(54,806)	(59,843)
Accumulated other comprehensive loss	(2,759)	(2,759)

Total Stockholders' Equity	(3,124)	(8,101)

Total Liabilities and Stockholders' Equity	$48,852	$48,087

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share amounts)

	Fiscal Three Months Ended		Fiscal Six Months Ended

	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$20,652	$19,718	$41,856	$41,811
Cost of goods sold	14,601	13,842	29,635	29,647

Gross profit	6,051	5,876	12,221	12,164

Selling, general and administrative expenses	7,229	7,150	14,631	14,556
Non-recurring income	(665)	0	(665)	0
Interest expense	750	940	1,438	1,890

	7,314	8,090	15,404	16,446

Loss before income tax provision	(1,263)	(2,214)	(3,183)	(4,282)
Provision for income taxes	5	12	20	24

Net loss	(1,268)	(2,226)	(3,203)	(4,306)

Preferred dividends	342	389	684	731

Net loss applicable to Common Stock	$(1,610)	$(2,615)	$(3,887)	$(5,037)

Basic and diluted loss per share:

Net loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding basic and diluted	73,987,000	68,947,000	73,986,000	68,947,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share amounts)

	Fiscal Six Months Ended
	July 1, 2000	June 30, 2001

	Unaudited	Unaudited

Cash Flows From Operating Activities:
Net loss	$(3,203)	$(4,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,035	900
Provision for doubtful accounts receivable	30	-
Net loss on sale of property, plant and equipment	1	44
Net gain on sale of trademark	(365)	-
Warrants issued		40
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,564)	(602)
(Increase) decrease in inventories	(1,006)	922
Decrease (increase) in prepaid expenses and other assets	62	(541)
Decrease in accounts payable	(585)	(666)
Decrease in accrued expenses	(1,636)	(833)
Decrease in post retirement obligation	-	(17)

Net cash used in operating activities	(9,231)	(5,059)

Cash Flows From Investing Activites:
Capital expenditures	(368)	(199)
Proceeds from sale of trademark	600	-
Proceeds from sale of property, plant and equipment	77	20

Net cash used in investing activities	309	(179)

Cash Flows From Financing Activities:

Net borrowings under revolving line of credit	9,037	5,298
Repayments of long-term debt	-	(300)
Expenses related to recapitalization	(1)	-
Financing costs incurred	-	(129)

Net cash provided by financing activities	9,036	4,869

Net increase (decrease) in Cash and Cash Equivalents	114	(369)

Cash and Cash Equivalents, Beginning of Period	663	789

Cash and Cash Equivalents, End of period	$777	$420

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,307	$1,755
Income taxes paid	17	20
Cash refunds received for income taxes	-	(6)

Non-Cash Activities:
The Company issued a warrant to purchase 250,000 shares of the Company's Common Stock to CBCC at a price of $0.185 per share in the quarter ended March 31, 2001.

The Company issued warrants to purchase 500,000 shares of the Company's Common Stock to CBCC at  prices ranging from $0.17 to $0.18 per share during the quarter ended June 30, 2001.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DANSKIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

1.  LIQUIDITY

             Capital constraints impacted all aspects of Danskin, Inc.'s businesses during the last three fiscal years. This included in 1999, among others: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

             Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, the then Chief Executive Officer was terminated and was replaced by Carol Hochman. During the second half of fiscal 1999, Carol Hochman, and a number of new senior executives, addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital ($15,210 from the sale of Series E Preferred Stock and $4,040 in the term loan portion of the Company's secured credit facility).  (Refer to Notes 3, 4 and 5 for a discussion of the equity private placement and the refinancing of the Company's bank debt.) In addition, during this time period, new management has undertaken a "rightsizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminating substantial operating costs and changing its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability, as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

             Pursuant to certain amendments to the Company's secured credit facility executed in August 2001, as well as good faith credit support provided by certain shareholders and affiliates of the Company, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 to meet borrowing levels required by  the Company's forecasted monthly business plans through fiscal year 2002, to a maximum overadvance of $5,664.  The Company had availability of $434 at June 30, 2001. (Refer to Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             BASIS OF PRESENTATION

             In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 30, 2001, as well as its results of operations and its cash flows for the fiscal three and six month periods ended June 30, 2001 and July 1, 2000. The fiscal three months ended June 30, 2001 consisted of thirteen weeks and the fiscal three months ended July 1, 2000 consisted of thirteen weeks.  The fiscal six months ended June 30, 2001 consisted of twenty-six weeks and the fiscal six months ended July 1, 2000 consisted of twenty-seven weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10K for the Fiscal Year Ended December 30, 2000. Operating results for interim periods may not be indicative of results for the full fiscal year.

INVENTORIES

             Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

	December 30,	June 30,
	2000	2001

		(Unaudited)
Finished goods	$15,090	$16,046
Raw materials	3,576	3,127
Work-in-process	4,921	3,475
Packaging materials	766	783

	$24,353	$23,431

INCOME (LOSS) PER COMMON SHARE

             For the six months ended June 30, 2001 and July 1, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000 and 73,986,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At June 30, 2001, the Company had the following common shares and common share equivalents outstanding:

Common Shares	68,946,537
Preferred Stock	84,500,676
Warrants/Options	44,497,331

Total Shares and Share Equivalents Outstanding	197,944,544

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”).  SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.  SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

             SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.  Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment.  Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company is currently assessing the impact of the adoption of these statements.  Amortization of goodwill and other intangibles was $21 for the year ended December 31, 2000, and $3 for the six months ended June 30, 2001.

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

             The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans.  The Loan and Security Agreement was most recently amended in August 2001 (the “August Amendment”) to reduce the required amortization by $142 per month from Decmber 2001 through December 2002.  In accordance with the August Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter.  This is a reduction from the previous requirement of a monthly principal amortization payment of (a) $50 commencing on the first day of September 2000, and (b) $192 commencing on the first day of December 2001.  In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950.  Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

             In connection with certain previous amendments, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001.  Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital.  Therefore, in accordance with this understanding, through June 30, 2001, the Company has paid $125 in additional fees to CBCC and has issued 750,000 warrants to CBCC with share prices ranging from $0.17 to $0.185 per share.  In addition to its other provisions, the August Amendment also provides that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to the above-mentioned provision shall be evidenced by a promissory note payable January 1, 2003, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2002.  In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who have agreed to immediately provide the Company with $200 in additional credit support.  This funding from shareholders and affiliates, and the relief on the fees payable by the Company and amortization on the Term Loan Facility, combined with the additional amount advanced under such Facility, provides the Company with $3,871 in cumulative additional availability to support its forecasted monthly business plans through fiscal year 2002.

             The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities.  Pursuant to the August Amendment (i) the Company must maintain a tangible net worth of not less than a net deficit of ($10,245) as of August 31, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At June 30, 2001 the Company's tangible net worth was a deficit of $8,497. Pursuant to the August Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of ($5,664) (the "Overadvance"). The Company had availability of $434 at June 30, 2001. The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal six months ended June 30, 2001.

             Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. The Company previously had the option of electing a EuroLoan, pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as consideration to CBCC in connection with certain previous amendments, the Company agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains average undrawn availability of at least $1,000 for three consecutive months.

4. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES

             In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, as adjusted for the reset provision discussed below, subject to adjustment in certain circumstances. The Series E Stock also contains a "reset" provision, which provides that if, at the eighteen (18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty day period prior to such date (the “Reset Period”)) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price. At the Reset Period, the Market Price of the Common Stock was $0.18 Per Share.  Therefore, as a result of the reset provision, the conversion rate for the Series E Stock was adjusted from 16,129 shares of Common Stock to 27,778 shares of Common Stock, for each share of Series E Stock so converted.

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

             Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may, at its sole option, pay a portion of such dividend, equal to up to 2% per annum, in shares of common stock of the Company; provided however, that the Company has an obligation, with respect to the holders of the Series E Stock ,to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listingwithin eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.  The Common Stock is not presently listed as required by the terms of the Series E Stock. Therefore effective June 8, 2001, dividends on the Series E Stock are accruing at a rate of 14% per annum.

             Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock"), agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. The holders of the Series D Stock agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

5. WARRANTS

             In November 1999, the Company issued 12,103,200 warrants to certain guarantors of the Company’s obligations under the Loan and Security Agreement in consideration for providing standby guarantees of the Company's obligations under such Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each guarantor was based upon a formula which took into account the dollar amount of the guarantee and the number of days that the guarantee was in place.  These warrants have been accounted for as an increase to additional paid-in-capital and were amortized as interest expense over the life of the guarantee.

             In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. In March 2001, in connection with an amendment to the Loan and Security Agreement,  the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share.  This warrant has been accounted for as additional financing fees and additional paid in capital.  The unamortized portion of such fees will be amortized over the remaining life of loan.  The Company issued warrants to purchase 250,000 shares of the Company’s Common Stock on each of May 1, 2001 and June 1, 2001, at a price of $0.18 per share and $0.17 per share, respectively.   (Refer to Note 3). These warrants have been accounted for as additional interest expense totaling $40 and as additional paid in capital.

             In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners, for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid in capital.

6. NON-RECURRING INCOME

             Non-recurring income for the three and six months ended July 1, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark, and $300 resulting from securing a subtenant for the Company’s former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

7. NEW LICENSES

             During the first quarter of fiscal year 2001, the Company signed a multiyear license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle(R), a Danskin Company" line of women's and girl's Activewear for distribution to all  Target Stores retail locations throughout the United States commencing June 2001. Minimum royalties due the Company for fiscal 2001 are $320.

8. LEGAL PROCEEDINGS

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

             The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal six months ended June 30, 2001, Danskin Division was allocated $1,549 and Pennaco was allocated $767. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

             Financial information by segment for the fiscal six month periods ended July 1, 2000 and June 30, 2001 is summarized below:

	DANSKIN	PENNACO	TOTAL

July 1, 2000
Net Revenues	$30,135	$11,721	$41,856
Operating Loss	(1,480)	(930)	(2,410)

June 30, 2001
Net Revenues	$28,060	$13,751	$41,811
Operating Loss	(1,236)	(1,156)	(2,392)

10. COMMON STOCK

             Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau and the Common Stock is traded in the over-the-counter market.

DANSKIN, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

             Capital constraints impacted all aspects of Danskin, Inc. and Subsidiaries' (the "Company") businesses during the last three fiscal periods. This included in 1999, among other aspects: the Company's ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems and the absence of an integrated and focused retail strategy.

             Commencing in June 1999, the Company has taken a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Ms. Hochman, and a number of new senior executives, addressed the foregoing operating issues. In this regard, in December 1999, the Company raised $19,250 of new capital (from the sale of $15,210 of an authorized $20,000 issuance of convertible preferred stock and $4,040 in the term loan portion of the Company's secured credit facility). In addition, beginning in the second half of fiscal 1999, new management undertook a "rightsizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminating substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, and instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue.

             Pursuant to certain amendments to the Loan and Security Agreement executed in August 2001, as well as "good faith" credit support provided by certain shareholders and affiliates of the Company, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of $5,664 (the “Overadvance”).  The Company had availability of $434 at June 30, 2001. (See Liquidity and Capital Resources.)

             The fiscal three months ended June 30, 2001 consisted of thirteen weeks and the fiscal three months ended July 1, 2000 consisted of thirteen weeks.  The fiscal six months ended June 30, 2001 consisted of twenty-six weeks and the fiscal six months ended July 1, 2000 consisted of twenty-seven weeks.

             The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Condensed Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10K for the fiscal year ended December 30, 2000.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 WITH THE FISCAL THREE AND SIX MONTH PERIODS ENDED JULY 1, 2000

NET REVENUES:

             Net revenues amounted to $19,718 for the fiscal three months ended June 30, 2001, a decrease of $934, or 4.5% from the prior year fiscal three months ended July 1, 2000 of $20,652. Net revenues for the six months ended June 30, 2001 amounted to $41,811, a slight decrease of $45 or 0.1% from the prior year six months ended July 1, 2000.  Danskin Activewear net revenues, which include the Company's retail operations, amounted to $13,400 for the fiscal three months ended June 30, 2001 a decrease of $1,261 or 8.6%, from $14,661 in the prior year fiscal three months ended July 1, 2000. Activewear net revenues amounted to $28,060 for the fiscal six months ended June 30, 2001, a decrease of $2,075 or 6.9%, from $30,135 in the prior year fiscal six months ended July 1, 2000.  Revenues for the fiscal three months ended June 30, 2001 decreased primarily due to lower sales in the retail and outlet stores as a result of fewer stores and reduced traffic in the existing stores, lower sales for private label customers, reduced closeout and irregular sales and lower levels of sales for Canadian customers.  Revenues for the fiscal six months ended June 30, 2001 decreased primarily due to lower sales in the retail and outlet stores as a result of fewer stores and decreased traffic in existing stores, lower private label and closeout sales and the effect of the extra week in the fiscal six month period ended July 1, 2000.

             The Company's marketing of activewear wholesale products continues to address the trend toward casual wear and emphasizes fashion and dancewear product offerings complementing the Company's basic replenishment products. In addition, the Company continues to work with its major retail partners to increase the percentage of orders of basic product placed via electronic reorder/fulfillment programs (Electronic Data Interchange "EDI") in an effort to drive its replenishment business, to increase open-to-buy levels and to seek out new customers and new channels of distribution.

             Sales in the Company's retail stores were $2,685 for the fiscal three months ended June 30, 2001, compared to $3,160 for the prior year fiscal period, and were $5,290 for the six month period ended June 30, 2001 compared to $6,513 for the same prior year period, which included an extra week. Comparable retail store sales decreased 10.9% for the fiscal three months ended June 30, 2001 and decreased 9.8% for the six months ended June 30, 2001. The retail and outlet stores have been impacted by softness in the marketplace for its existing stores resulting in lower customer traffic and sales. As of June 30, 2001, the Company has two full price retail stores and 31 permanent outlet stores in 19 states. There are six fewer stores in the fiscal six months ended June 30, 2001 versus the fiscal six months ended July 1, 2000 resulting in lower total retail store sales for the current year. In addition, the extra week of sales for the fiscal quarter 2000 contributed to the shortfall in sales for the fiscal six months ended June 30, 2001. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or underperforming locations.  During the latter half of the fiscal second quarter, the Company opened four temporary stores, with month-to-month leases, to generate additional volume for the upcoming Back-to-School sales period.  Sales for these temporary stores for the six months ended June 30, 2001 were $37.

             Pennaco legwear revenues amounted to $6,318 for the fiscal three months ended June 30, 2001, an increase of $327 or 5.5% from the prior year fiscal three months ended July 1, 2000 of $5,991. Revenues amounted to $13,751 for the six months ended June 30, 2001, an increase of $2,030 or 17.3% from the prior six month period revenues of $11,721.  Increased revenues for the fiscal three and six month periods ended June 30, 2001 is primarily attributable to the incremental sales generated from the Ellen Tracy(R) and Evan Picone(R) brands, licensed to the Company in May 2000 (discussed below). These increases were partially offset by lower sales in Round the Clock(R) and the Givenchy(R) brands due to continued weakness in the sheer hosiery market, as well as, lower levels of closeouts and irregulars compared to the three and six months period ended July 1, 2000. In addition, the fiscal six months ended July 1, 2000 included an extra week of sales compared to the six months ended June 30, 2001.

             Net revenues for the Evan Picone(R) and Ellen Tracy(R) products in the fiscal six months ended June 30, 2001 were $3,290 and $1,719, respectively compared to $1,019 and $87 respectively for the fiscal six months ended July 1, 2000.  The Evan Picone® and Ellen Tracy® brands did not commence shipping until the latter half of the second quarter for fiscal 2000.

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

             In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee-highs under the Evan Picone(R) label. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan Picone(R) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery and knee highs in the United States and Canada. The license was previously held by Ridgeview, Inc.

             The Company presently anticipates that together, the sales of product under the Evan Picone(R) and Ellen Tracy(R) labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan Picone(R) and the Ellen Tracy(R) labels for the six months ended June 30, 2001 were $5,009.

             Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty, and dot.com channel segments, as well as in a more focused strategy by new management.

GROSS PROFIT:

             Gross profit decreased by $175 or 2.9% to $5,876 for the fiscal three months ended June 30, 2001 compared to $6,051 for the fiscal three months ended July 1, 2000.  Gross profit decreased $57, or 0.5%, to $12,164 for the fiscal six months ended June 30, 2001 from $12,221 for the fiscal six months ended July 1, 2000.  Gross profit, as a percentage of net revenues, increased to 29.8% in the fiscal three months ended June 30, 2001 from 29.3% for the fiscal three months ended July 1, 2000.  For the fiscal six months ended June 30, 2001, gross profit decreased slightly to 29.1% compared to 29.2% for the fiscal six months ended July 1, 2000.

             Danskin activewear gross profit, as a percentage of net revenue, increased to 35.3% for the fiscal three months ended June 30, 2001 from 31.4% for the fiscal three months ended July 1, 2000, and increased to 34.0% for the fiscal six months ended June 30, 2001 from 31.4% for the fiscal six months ended July 1, 2000. The improvement of the Danskin activewear gross profit for the fiscal three and six months ended June 30, 2001 can be attributed to a higher mix percentage of Danskin brand product versus lower margin private label products and closeout sales, lower product development and design costs and reduced product cost due to cost reductions and improved efficiencies in the manufacturing facility and more efficient offshore sourcing of production.

             The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three months ended June 30, 2001 was 58.4% compared to 55.4% for the fiscal three months ended July 1, 2000, and 56.5% for the six months ended June 30, 2001 versus 54.1% for the six months ended July 1, 2000.  The improvement in the three and six months periods is principally attributable to better inventory controls and an improved assortment of higher margin product and lower levels of aged inventory.

             Pennaco legwear gross profit, as a percentage of net revenue, decreased to 18.0% in the fiscal three months ended June 30, 2001 from 24.1% in the prior fiscal three months ended July 1, 2000 and decreased to 19.1% for the six months ended June 30, 2001 from 23.5% for the six months ended July 1, 2000 primarily due to unfavorable manufacturing variances generated integrating the Evan Picone(R) and the Ellen Tracy(R) licenses described above, offset in part by improved margins in Round the Clock(R) and Givenchy(R) brands, and private label programs.

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

             Selling, general and administrative expenses, which include retail store operating costs including rents, decreased by $79, or 1.1%, to $7,150 or 36.3% of net revenues, in the fiscal three months ended June 30, 2001, from $7,229,or 35.0% of net revenues for the fiscal three months ended July 1, 2000.  For the fiscal six months ended June 30, 2001, selling, general and administration expenses were $14,556 a decrease of $75 or 0.5% compared to $14,631 for the six months ended July 1, 2000.  Selling, general and administration expenses, as a percent of net revenues, was 34.8% for the six months ended June 30, 2001 versus 35.0% for the six months ended July 1, 2000.  The net decrease for the three and six month periods was the result of lower retail/outlet store expenses related to having six fewer stores compared to the same prior year period partially offset by higher selling, marketing and distribution expenses for the wholesale business.  The increased selling and marketing expenses are primarily attributable to hiring additional sales management and independent sales representatives to increase geographic coverage, grow the brands and increase channels of distribution.  Selling, general and administrative expenses, excluding retail store operations, increased $550, or 5.9%, to $9,896 or 27.1% of net revenues for the fiscal six months ended June 30, 2001, from $9,346 or 26.4% of net revenues for the fiscal six months ended July 1, 2000.

NON-RECURRING INCOME:

             Non-recurring income for the three and six months ended July 1, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark and $300 resulting from securing a subtenant for the Company’s former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

INTEREST EXPENSE:

             Interest expense amounted to $940 for the fiscal three months ended June 30, 2001 and $750 for the prior fiscal three month period ended July 1, 2000.   Interest expense amounted to $1,890 for the fiscal six months ended June 30, 2001 and $1,438 for the prior fiscal six month period ended July 1, 2000.  The higher interest expenses for the three and six month periods are due primarily to an average higher level of debt and higher financing expenses related to the Overadvance. The Company's effective interest rate was 9.6% and 11.0% for the three months ended June 30, 2001 and July 1, 2000, respectively, and 10.2% and 11.2% for the six months ended June 30, 2001 and July 1, 2000, respectively.

INCOME TAX PROVISION:

             The Company's income tax provision rates differed from the Federal statutory rates due to the utilization of net operating losses, the effect of the Alternative Minimum Tax and the effect of state taxes for the fiscal three and six months ended June 30, 2001 and July 1, 2000. The Company's net deferred tax balance was $0 at both June 30, 2001 and December 30, 2000.

NET LOSS:

             As a result of the foregoing, the net loss was $2,226 for the fiscal three months ended June 30, 2001 compared to the net loss of $1,268 for the fiscal three months ended July 1, 2000.  For the six months ended June 30, 2001, the net loss was $4,306 compared to a net loss of $3,203 for the six months ended July 1, 2000.

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

             Net cash flow used in operations decreased by $4,172 to $5,059 for the fiscal six months ended June 30, 2001, from a use of cash in operations of $9,231 for the fiscal six months ended July 1, 2000.  The net cash used in operating activities of $5,059 is principally attributable to the net operating loss for the six months ended June 30, 2001, decreases in accrued expenses and accounts payable and increases in accounts receivable and prepaid expenses offset by a decrease in the Company's inventories. The maximum borrowing balance under the Company’s revolving line of credit was $29,426 during the fiscal six months ended June 30, 2001. The Company had availability of $434 at June 30, 2001.

             Working capital was a deficit of ($4,513) at June 30, 2001 compared to $286 at December 30, 2000. The change in working capital is primarily attributable to an increase of $5,298 in the revolving line of credit to fund the net loss, decreases in accrued expenses and accounts payable, term loan payments, financing costs and capital expenditures.

             As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company  (i) has implemented a cost savings strategy Company wide which has resulted in, and the Company believes will continue to produce, significant reductions in the Company's infrastructure expenses, (ii) has taken actions to increase the revenue of each of its operating segments, including selling to new customers and entering into new licensing arrangements, and (iii) has amended its secured credit facility from time to time, most recently in August 2001 to provide the Company with the liquidity it needs to meet its business plans.  This most recent amendment provides the Company with additional borrowing capacity of varying amounts through December 31, 2002,  to meet borrowing levels required by the Company's forecasted monthly business plans through December 2002, to a maximum of $5,664 (the "Overadvance"). In addition, the Company is currently seeking to raise additional capital, either by placing the remaining $4,790 of the convertible preferred stock referred to above, or by raising additional capital through the sale of other debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes.  The Company is currently negotiating two possible business opportunities both of which the Company believes have the potential to substantially enhance results.  Both of these opportunities will require further additional capital.  Accordingly, if either of these opportunities becomes available, the Company will immediately seek to raise capital in addition to the $4,790 referred to above.  In the event the Company is successful in raising such additional capital, dilution from such capital raise may be offset in part or in whole by the elimination of the additional monthly accrual to CBCC and by improvement in results of operation.

             In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances.  The Series E Stock also contains a "reset" provision which provides that if, at the eighteen (18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty day period prior to such date (the “Reset Period”)) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price.  At the Reset Period, the Market Price of the Common Stock was $0.18 Per Share.  Therefore, as a result of the reset provision, the conversion rate for the Series E Stock was adjusted from 16,129 shares of Common Stock to 27,778 shares of Common Stock, for each share of Series E Stock so converted.

             The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus (y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may, at its sole option, pay a portion of such dividend equal to up to 2% per annum in shares of common stock of the Company; provided however, that the Company has an obligation with respect to the holders of the Series E Stock to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected.

             Notwithstanding the above, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.  The Common Stock is not presently listed as required by the terms of the Series E Stock.  Therefore, effective June 8, 2001, dividends on the Series E Stock are accruing at a rate of 14% per annum.

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

             The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans.  The Loan and Security Agreement was most recently amended in August 2001 (the “August Amendment”) to reduce the required amortization by $142 per month from December 2001 through December 2002.  In accordance with the August Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter.  This is a reduction from the previous requirement of a monthly principal amortization payment of (a) $50 commencing on the first day of September 2000, and (b) $192 commencing on the first day of December 2001.  In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950.  Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

             In connection with certain previous amendments, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital.  Therefore, in accordance with this understanding, through June 30, 2001, the Company has paid $125 in additional fees to CBCC and has issued 750,000 warrants to CBCC with share prices ranging from $0.17 to $0.185 per share.  In addition to its other provisions, the August Amendment also provides that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to the above-mentioned provision shall be evidenced by a promissory note payable January 1, 2003, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2002.  In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who have agreed to immediately provide the Company with $200 in additional credit support.  This funding from shareholders and affiliates, and the relief on the fees payable by the Company and amortization on the Term Loan Facility, combined with the additional amount advanced under such Facility, provides the Company with $3,871 in cumulative additional availability to support its forecasted monthly business plans through fiscal year 2002.

             The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. Pursuant to the August Amendment (i) the Company must maintain a tangible net worth of not less than a net deficit of ($10,245) as of August 31, 2001 and as of the end of subtracting from total assets all intangible assets and total liabilities.  Pursuant to the August Amendment (i) the Company each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At June 30, 2001 the Company's tangible net worth was a deficit of $8,497. Pursuant to the August Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of ($5,664) (the "Overadvance"). The Company had availability of $434 at June 30, 2001. The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal six months ended June 30, 2001.

             Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. The Company previously had the option of electing a EuroLoan, pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as consideration to CBCC in connection with certain previous amendments, the Company agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains average undrawn availability of at least $1,000 for three consecutive months.

             Simultaneously with the Company's issuance of the Series E Stock, the holders of the Company's Series D Redeemable Cumulative Convertible Preferred Stock (the "Series D Stock") agreed to convert such Series D Stock into Common Stock of the Company in accordance with the terms and conditions of the Series D Stock. The holders of the 2,400 shares of Series D Stock issued by the Company converted such preferred stock into Common Stock at the stated conversion rate of 16,666.66 shares of Common Stock for each share of the Series D Stock so converted. In addition, the Series D Stock had an 8% annual dividend rate, payment of which was deferred through December 31, 1999. The holders agreed that, for the period beginning on the date of issuance of the Series D Stock and ending on December 31, 1999, all dividends accrued on the Series D Stock could be paid, at the option of the Company, in cash or in additional Common Stock of the Company. The Company elected to pay such accrued but unpaid dividends in Common Stock. Therefore, as a result of the conversion of the Series D Stock, the Company issued 46,924,000 shares of Common Stock in respect of the Series D Stock and all accrued but unpaid dividends through the effective date of the conversion.

             The Company expects to finance its short term growth, working capital requirements, capital expenditures, and debt service requirements principally from the additional capital and liquidity provided by the cash generated from operations, existing credit lines, including the Overadvance and shareholder and affiliate credit support as discussed previously, vendor arrangements and by raising additional capital as previously discussed.   The Company’s monthly business plans for 2001 and 2002 anticipates net revenue increases and margin improvements.  No assurances can be given, however, regarding the Company’s ability to meet its forecasted monthly business plans in 2001 and 2002.  If such monthly plans are not achieved, and, if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement.

             The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company will require additional capital and/or financing, however, for the acquisition or development of any new business or programs, including the business opportunities described above.

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

             The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by continuing to develop new and innovative activewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and nontraditional channels of distribution.

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

             The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, in fiscal year 2000 the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) label. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the EvanPicone(R) label.

             The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

             The Company has developed, and is implementing, a robust Internet strategy in 2001 and beyond. The strategy is predicated upon the strong recognition of Brand Danskin(R) and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin(R)'s high recognition and credibility presents a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

             Phase I of Danskin.com was completed during the second quarter of fiscal year 2001, dramatically expanding the consumer's ability to connect with the Company, finding retail locations to purchase Danskin products, directly purchasing plus-sized apparel which is particularly hard to find, and accessing information on the Danskin Women's Triathlon Series, the most popular and largest multisport series in the world exclusively for women, beginning its 12th year in 2001.

             The Triathlon Series is a tremendous content opportunity in its own right with 190 million reach through media exposure, community involvement and participant's inspirational stories. Danskin sponsors "grass roots"' programs in each of seven race cities (Seattle, Sacramento, Denver, Austin, Boston, Chicago, Orlando) that will be improved through interactive activities on Danskin.com. The "MentorMentee" program allows first time entrants to receive support and advice from past participants and is only possible in a meaningful way through internet communication. Team Survivor is Danskin's program to support breast cancer survivors with free specialized coaching and training to prepare for the race. For the first time in 2001, Danskin.com enabled participants to register online for a Danskin race. Danskin.com also enhances the sponsorship opportunities available to partners of the Danskin Women's Triathlon Series, including Dove, Ryka, Shape, Timex and Dupont, to link our active women to their websites.

             Phase II will include the development of a business-to-business site for dance and specialty stores seeking Danskin products. The Company recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be reordered for theatrical productions and team uniforms (a quick-growing market for young women). The combination of the In-Stock program and a business-to-business Internet site should significantly increase the Company's business opportunity by providing a strong support to the independent representative sales force serving this channel of distribution.

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

             CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION HEREIN, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2001 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARDLOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARDLOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO HEREIN, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             See Note 8 in the Notes to Consolidated Condensed Financial Statements in Part I  Financial Information of this Quarterly Report on Form 10Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

             (a)   EXHIBITS

             None.

             (b)   REPORTS ON FORM 8K

             None.

DANSKIN, INC. AND SUBSIDIARIES

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANSKIN, INC.

August 20, 2001	By: /s/ CAROL J. HOCHMAN

Carol J. Hochman
Chief Executive Officer

August 20, 2001	By: /s/ JOHN A. SARTO

John A. Sarto
EVP, Chief Financial Officer