Form 10-Q
period 2001-09-29
DANSKIN INC
filed 2001-11-13
CIK 889299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 020382

DANSKIN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1284179
(State or other jurisdiction of Incorporation Or organization)	(I.R.S. Employer Identification No.)

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

Yes       ☒         No        ☐

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of September 29, 2001, excluding 1,083 shares held by a subsidiary: 68,945,454.

DANSKIN, INC. AND SUBSIDIARIES

FORM 10Q FOR THE FISCAL THREE AND NINE MONTH PERIODS

ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 30, 2000 and September 29, 2001 (Unaudited)

Condensed Consolidated Statements of Operations For the Fiscal Three and Nine Month Periods Ended September 30, 2000 and September 29, 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows For the Fiscal Three and Nine Month Periods Ended September 30, 2000 and September 29, 2001 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8K

SIGNATURES

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

ASSETS	December 30, 2000	September 29, 2001
		(unaudited)
Cash and cash equivalents	$789	$471
Accounts receivable, less allowance for doubtful accounts of $1,039 at December 30, 2000 and $996 at September 29, 2001	11,598	13,570
Inventories	24,353	22,223
Prepaid expenses and other current assets	1,709	2,533
Total current assets	38,449	38,797

Property, plant and equipment - net of accumulated depreciation and amortization of $10,291 at December 30, 2000 and $11,356 at September 29, 2001	9,280	8,238
Other assets	1,123	1,057
Total assets	$48,852	$48,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit	$22,379	$27,751
Current portion of long-term debt	742	800
Accounts payable	6,691	6,672
Accrued expenses	8,351	7,159
Total current liabilities	38,163	42,382

Long-term debt, net of current maturities	10,558	10,925
Accrued dividends	1,434	2,697
Accrued retirement costs	1,821	1,799
Total long-term liabilities	13,813	15,421

Total liabilities	51,976	57,803

Commitments and contingencies

Stockholders' Equity
Series E Cumulative Convertible Preferred Stock, 3,042 shares Liquidation Value of $15,210	15,210	15,210
Common Stock, $.01 par value, 250,000,000 shares authorized, 68,946,537 shares issued at December 30, 2000 and 68,946,537 shares issued at September 29, 2001, less 1,083 shares held by subsidiary at December 30, 2000 and September 29, 2001	689	689
Additional paid-in capital	38,542	38,662
Accumulated deficit	(54,806)	(61,513)
Accumulated other comprehensive loss	(2,759)	(2,759)
Total Stockholders' Equity	(3,124)	(9,711)
Total Liabilities and Stockholders' Equity	$48,852	$48,092

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share amounts)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2000	September 29, 2001	September 30, 2000	September 29, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$21,554	$21,718	$63,410	$63,529
Cost of goods sold	14,929	14,264	44,564	43,911

Gross profit	6,625	7,454	18,846	19,618

Selling, general and administrative expenses	7,881	7,389	22,512	21,945
Non-recurring income	0	0	(665)	0
Interest expense	908	1,194	2,346	3,084
	8,789	8,583	24,193	25,029

Loss before income tax provision	(2,164)	(1,129)	(5,347)	(5,411)
Provision for income taxes	0	9	20	33

Net loss	(2,164)	(1,138)	(5,367)	(5,444)

Preferred dividends	342	532	1,026	1,263

Net loss applicable to Common Stock	$(2,506)	$(1,670)	$(6,393)	$(6,707)

Basic and diluted loss per share:

Net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.10)

Weighted average number of common shares outstanding basic and diluted	73,987,000	68,947,000	73,986,000	68,947,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DANSKIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share amounts)

	Fiscal Nine Months Ended
	September 30, 2000	September 29, 2001
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net loss	$(5,367)	$(5,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,559	1,346
Provision for doubtful accounts receivable	30	-
Net loss on sale of property, plant and equipment	167	44
Net gain on sale of trademark	(365)	-
Warrants issued	-	100
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,448)	(1,972)
(Increase) decrease in inventories	(1,594)	2,130
Increase in prepaid expenses and other assets	(148)	(824)
Increase (decrease) in accounts payable	57	(19)
Decrease in accrued expenses	(2,015)	(1,192)
Decrease in post retirement obligation	-	(22)
Net cash used in operating activities	(12,124)	(5,853)

Cash Flows From Investing Activities:
Capital expenditures	(483)	(230)
Proceeds from sale of trademark	600	-
Proceeds from sale of property, plant and equipment	108	22
Net cash used in investing activities	225	(208)

Cash Flows From Financing Activities:

Net borrowings under revolving line of credit	11,983	5,372
Repayments of long-term debt	(50)	(400)
Proceeds from term loans	-	825
Expenses related to recapitalization	(1)	-
Financing costs incurred	(50)	(54)
Net cash provided by financing activities	11,882	5,743

Net increase (decrease) in Cash and Cash Equivalents	(17)	(318)

Cash and Cash Equivalents, Beginning of Period	663	789

Cash and Cash Equivalents, End of period	$646	$471

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,163	$2,550
Income taxes paid	19	29
Cash refunds received for income taxes	-	(6)

Non-Cash Activities:

The Company issued a warrant to purchase 250,000 shares of the Company's Common Stock to CBCC at a price of $0.185 per share in the quarter ended March 31, 2001.

The Company issued warrants to purchase 500,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.17 to $0.18 per share during the quarter ended June 30, 2001.

The Company issued warrants to purchase 750,000 shares of the Company’s Common Stock to CBCC at prices ranging from $0.10 to $0.16 per share during the quarter ended September 29, 2001.

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

Pursuant to certain amendments to the Company's secured credit facility executed in August 2001, as well as good faith credit support provided by certain shareholders and affiliates of the Company, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum overadvance of $5,664.  The Company had availability of $841 at September 29, 2001. (Refer to Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 29, 2001, as well as its results of operations and its cash flows for the fiscal three and nine month periods ended September 29, 2001 and September 30, 2000. The fiscal three months ended September 29, 2001 and the fiscal three months ended September 30, 2000 consisted of thirteen weeks, respectively.  The fiscal nine months ended September 29, 2001 consisted of thirty-nine weeks and the fiscal nine months ended September 30, 2000 consisted of forty weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10K for the Fiscal Year Ended December 30, 2000. Operating results for interim periods may not be indicative of results for the full fiscal year.

INVENTORIES

Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

	December 30,	September 29,
	2000	2001
		(Unaudited)
Finished goods	$15,090	$15,821
Raw materials	3,576	2,977
Work-in-process	4,921	2,714
Packaging materials	766	711
	$24,353	$22,223

INCOME (LOSS) PER COMMON SHARE

For the nine months ended September 29, 2001 and September 30, 2000, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000 and 73,986,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At September 29, 2001, the Company had the following common shares and common share equivalents outstanding:

Common Shares	68,946,537
Preferred Stock	84,500,676
Warrants/Options	45,247,331
Total Shares and Share Equivalents Outstanding	198,694,544

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

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.  Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment.  Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company is currently assessing the impact of the adoption of these statements.  Amortization of goodwill and other intangibles was $21 for the year ended December 31, 2000 and $10 for the nine months ended September 29, 2001.

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

The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans.  The Loan and Security Agreement was amended in August 2001 (the “August Amendment”) to reduce the required amortization by $142 per month from December 2001 through December 2002.  In accordance with the August Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter.  This is a reduction from the previous requirement of a monthly principal amortization payment of (a) $50 commencing on the first day of September 2000, and (b) $192 commencing on the first day of December 2001.  In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950.  Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

In connection with certain previous amendments, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001.  Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital.  Therefore, in accordance with this understanding, through September 29, 2001, the Company has paid $300 in additional fees to CBCC and has issued 1,500,000 warrants to CBCC with share prices ranging from $0.10 to $0.185 per share.  In addition to its other provisions, the August Amendment also provides that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to the above-mentioned provision shall be evidenced by a promissory note payable January 1, 2003, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2002.  In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support. The additional funds of $200 were received in September 2001.  This funding from shareholders and affiliates, and relief on the fees payable by the Company and on amortization on the Term Loan Facility, combined with the additional amount advanced under such Facility, provides the Company with $3,871 in cumulative additional availability over what was available prior to the August Amendment to support its forecasted monthly business plans through fiscal year 2002.

The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities.  Pursuant to the August Amendment (i) the Company must maintain a tangible net worth of not less than a net deficit of ($10,245) as of August 31, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At September 29, 2001 the Company's tangible net worth was a deficit of $10,105. In accordance with an Amendment to the Loan and Security Agreement in November 2001, the Company must maintain a tangible net worth of not less than a net deficit of ($11,300) as of October 31, 2001, and as of the end of each month thereafter. Pursuant to the August Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of ($5,664) (the "Overadvance"). The Company had availability of $841 at September 29, 2001. The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal nine months ended September 29, 2001.

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

The terms of the Series E Stock also provide that, at any time after the fifth anniversary of the date of its issuance, the Series E Stock may, at the election of the Company, be redeemed by the Company for an amount equal to the sum of (x) $5,000 per share (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series E Stock), plus y) all accrued and unpaid dividends on such shares of Series E Stock to the date of redemption. Holders of the Series E Stock are entitled to vote, together with the holders of the Common Stock and any other class or series of stock then entitled to vote, as one class on all matters submitted to a vote of stockholders of the Company, in the same manner and with the same effect as the holders of the Common Stock. In any such vote, each share of issued and outstanding Series E Stock shall entitle the holder thereof to one vote per share for each share of Common Stock that would be obtained upon conversion of all of the outstanding shares of Series E Stock held by such holder, rounded up to the next one-tenth of a share. Therefore, the issuance of the Series E Stock by the Company was highly dilutive to existing holders of Common Stock.

Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may, at its sole option, pay a portion of such dividend, equal to up to 2% per annum, in shares of common stock of the Company; provided however, that the Company has an obligation, with respect to the holders of the Series E Stock , to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing within eighteen (18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash.  The Common Stock is not presently listed as required by the terms of the Series E Stock. Therefore effective June 8, 2001, dividends on the Series E Stock are accruing at a rate of 14% per annum.

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

In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share.  This warrant has been accounted for as additional financing fees and additional paid in capital.  The unamortized portion of such fees will be amortized over the remaining life of loan.  The Company issued warrants to purchase 250,000 shares of the Company’s Common Stock on each of May 1, 2001, June 1, 2001, July 1, 2001, August 1, 2001 and September 1, 2001 at prices ranging from $0.10 to $0.18 per share.  (Refer to Note 3). These warrants have been accounted for as additional interest expense totaling $100 and as additional paid in capital.

In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners, for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid in capital.

6. NON-RECURRING INCOME

Non-recurring income for the three and nine months ended September 30, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark, and $300 resulting from securing a subtenant for the Company’s former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

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

The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal nine months ended September 29, 2001, Danskin Division was allocated $2,289 and Pennaco was allocated $1,135. For the fiscal nine months ended September 30, 2000, Danskin Division was allocated $2,500 and Pennaco was allocated $1,276.  In addition, the Company does not allocate interest expense to the divisions.

Financial information by segment for the fiscal nine month periods ended September 30, 2000 and September 29, 2001 is summarized below:

	DANSKIN	PENNACO	TOTAL
September 29, 2000
Net Revenues	$44,515	$18,895	$63,410
Operating Loss	(2,177)	(1,489)	(3,666)

September 30, 2001
Net Revenues	$43,227	$20,302	$63,529
Operating Loss	(897)	(1,430)	(2,327)

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

Pursuant to certain amendments to the Loan and Security Agreement executed in August 2001, as well as "good faith" credit support provided by certain shareholders and affiliates of the Company, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of $5,664 (the “Overadvance”).  The Company had availability of $841 at September 29, 2001. (See Liquidity and Capital Resources.)

The fiscal three months ended September 29, 2001 and the fiscal three months ended September 30, 2000 each consisted of thirteen weeks.  The fiscal nine months ended September 29, 2001 consisted of thirty-nine weeks and the fiscal nine months ended September 30, 2000 consisted of forty weeks.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2001 WITH THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

NET REVENUES:

Net revenues amounted to $21,718 for the fiscal three months ended September 29, 2001, an increase of $164, or 0.8% from the prior year fiscal three months ended September 30, 2000 of $21,554.  Net revenues for the nine months ended September 29, 2001 amounted to $63,529, an increase of $119 or 0.2% from the prior year nine months ended September 30, 2000.  Danskin Activewear net revenues, which include the Company's retail operations, amounted to $15,167 for the fiscal three months ended September 29, 2001, an increase of $787 or 5.5%, from $14,380 in the prior year fiscal three months ended September 30, 2000.  Activewear net revenues amounted to $43,227 for the fiscal nine months ended September 29, 2001, a decrease of $1,288 or 2.9%, from $44,515 in the prior year fiscal nine months ended September 30, 2000.  Revenues for the fiscal three months ended September 29, 2001 increased primarily due to higher sales for Danskin brand product and the Zen line, offset by lower sales in the Company’s retail and outlet stores as a result of fewer stores and reduced traffic in the existing stores, lower sales for private label customers and reduced closeout and irregular sales.  Revenues for the fiscal nine months ended September 29, 2001 decreased primarily due to lower sales in the retail and outlet stores as a result of fewer stores and decreased traffic in existing stores, lower private label and closeout sales and the effect of the extra week in the fiscal nine month period ended September 30, 2000.

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

Sales in the Danskin Division’s retail stores were $4,062 for the fiscal three months ended September 29, 2001, compared to $4,157 for the prior year fiscal period, and were $9,352 for the nine month period ended September 29, 2001 compared to $10,670 for the same prior year period, which included an extra week. Comparable retail store sales decreased 1.8% for the fiscal three months ended September 29, 2001 and decreased 6.6% for the nine months ended September 29, 2001. The retail and outlet stores have been impacted by softness in the marketplace for its existing stores resulting in lower customer traffic and sales. As of September 29, 2001, the Company has two full price retail stores and 29 permanent outlet stores in 19 states. There are seven fewer stores in the fiscal nine months ended September 29, 2001 versus the fiscal nine months ended September 30, 2000 resulting in lower total retail store sales for the current year. In addition, the extra week of sales for the fiscal nine months ended September 30, 2000 contributed to the shortfall in sales. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations.  During the latter half of the fiscal second quarter of 2001, the Company opened four temporary stores, with month-to-month leases, to generate additional volume for the upcoming Back-to-School sales period.  Sales for these temporary stores for the nine months ended September 29, 2001 were $278.

Pennaco legwear revenues amounted to $6,551 for the fiscal three months ended September 29, 2001, a decrease of $623 or 8.7% from the prior year fiscal three months ended September 30, 2000 of $7,174.  The decreased revenues were a result of lower sales for Ellen Tracy and Evan Picone, primarily due to pipeline orders included in the prior fiscal year three-month period for the launch of the Ellen Tracy and Evan Picone brands, licensed to the Company in May 2000 (discussed below).   Revenues amounted to $20,302 for the nine months ended September 29, 2001, an increase of $1,407 or 7.4% from the nine months ended September 30, 2000 revenues of $18,895.  Increased revenues for the nine month period ended September 29, 2001 is primarily attributable to the incremental sales generated from the Ellen Tracy(R) and Evan Picone(R) brands, licensed to the Company in May 2000. These increases were partially offset by lower sales in Round the Clock(R) and the Givenchy(R) brands due to continued weakness in the sheer hosiery market, as well as, lower levels of closeouts and irregulars compared to the nine month period ended September 30, 2000. In addition, the fiscal nine months ended September 30, 2000 included an extra week of sales compared to the nine months ended September 29, 2001.

Net revenues for the Evan Picone(R) and Ellen Tracy(R) products in the fiscal nine months ended September 29, 2001 were $4,256 and $2,982, respectively compared to $2,322 and $1,496 respectively for the fiscal nine months ended September 30, 2000.  The Evan Picone® and Ellen Tracy® brands did not commence shipping until the latter half of the second quarter for fiscal 2000.

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

The Company presently anticipates that together, the sales of product under the Evan Picone(R) and Ellen Tracy(R) labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan Picone(R) and the Ellen Tracy(R) labels for the nine months ended September 29, 2001 were $7,238.

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

GROSS PROFIT:

Gross profit increased by $829 or 12.5% to $7,454 for the fiscal three months ended September 29, 2001 compared to $6,625 for the fiscal three months ended September 30, 2000.  Gross profit increased $772 or 4.1% to $19,618 for the fiscal nine months ended September 29, 2001 from $18,846 for the fiscal nine months ended September 30, 2000.  Gross profit, as a percentage of net revenues, increased to 34.3% in the fiscal three months ended September 29, 2001 from 30.7% for the fiscal three months ended September 30, 2000.  For the fiscal nine months ended September 29, 2001, gross profit increased to 30.9% compared to 29.7% for the fiscal nine months ended September 30, 2000.

Danskin activewear gross profit, as a percentage of net revenue, increased to 39.2% for the fiscal three months ended September 29, 2001 from 35.6% for the fiscal three months ended September 30, 2000, and increased to 35.8% for the fiscal nine months ended September 29, 2001 from 32.7% for the fiscal nine months ended September 30, 2000. The improvement of the Danskin activewear gross profit for the fiscal three and nine months ended September 29, 2001 can be attributed to a higher mix percentage of Danskin brand product versus lower margin private label products and closeout sales, lower product development and design costs and reduced product cost due to cost reductions and improved efficiencies in the manufacturing facility and more efficient offshore sourcing of production.

The Danskin Division’s retail stores’ gross profit, as a percent of net revenues, for the fiscal three months ended September 29, 2001 was 56.6% compared to 56.2% for the fiscal three months ended September 30, 2000, and 56.6% for the nine months ended September 29, 2001 versus 54.9% for the nine months ended September 30, 2000.  The improvement in the three and nine months periods is principally attributable to better inventory controls and an improved assortment of higher margin product and lower levels of aged inventory.

Pennaco legwear gross profit, as a percentage of net revenue, increased to 23.0% in the fiscal three months ended September 29, 2001 from 21.1% in the prior fiscal three months ended September 30, 2000 due primarily to improved pricing and cost reduction programs instituted at the manufacturing facility.  Gross profit decreased to 20.4% for the nine months ended September 29, 2001 from 22.6% for the nine months ended September 30, 2000 primarily due to unfavorable manufacturing variances generated from integrating the Evan Picone(R) and the Ellen Tracy(R) licenses described above, offset in part by improved margins in Round the Clock(R) and Givenchy(R) brands and private label programs.

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

Selling, general and administrative expenses, which include retail store operating costs including rents, decreased by $492, or 6.2%, to $7,389 or 34.0% of net revenues, in the fiscal three months ended September 29, 2001, from $7,881,or 36.6% of net revenues for the fiscal three months ended September 30, 2000.  For the fiscal nine months ended September 29, 2001, selling, general and administration expenses were $21,945 a decrease of $567 or 2.5% compared to $22,512 for the nine months ended September 30, 2000.  Selling, general and administration expenses, as a percent of net revenues, was 34.5% for the nine months ended September 29, 2001 versus 35.5% for the nine months ended September 30, 2000.  The net decrease for the three and nine month periods was the result of lower retail/outlet store expenses related to having seven fewer stores compared to the same prior year period, partially offset by higher selling, marketing and distribution expenses for the wholesale business.  The increased selling and marketing expenses are primarily attributable to hiring additional sales management and independent sales representatives to increase geographic coverage, grow the brands and increase channels of distribution.  Selling, general and administrative expenses, excluding retail store operations, increased $284, or 2.0%, to $14,818 or 27.4% of net revenues for the fiscal nine months ended September 29, 2001, from $14,534 or 27.6% of net revenues for the fiscal nine months ended September 30, 2000.

NON-RECURRING INCOME:

Non-recurring income for the three and nine months ended September 30, 2000 was $665 primarily as a result of a net recovery of $365 for an outstanding amount owed the Company for the sale of a trademark and $300 resulting from securing a subtenant for the Company’s former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999.

INTEREST EXPENSE:

Interest expense amounted to $1,194 for the fiscal three months ended September 29, 2001 and $908 for the prior fiscal three month period ended September 30, 2000.   Interest expense amounted to $3,084 for the fiscal nine months ended September 29, 2001 and $2,346 for the prior fiscal nine month period ended September 30, 2000.  The higher interest expense for the fiscal three and nine month periods ended September 29, 2001 is due primarily to an average higher level of debt and higher financing expenses related to the Overadvance, partially offset by lower interest rates.  The Company's effective interest rate was 12.0% and 11.4% for the three months ended September 29, 2001 and September 30, 2000, respectively, and 10.8% and 11.3% for the nine months ended September 29, 2001 and September 30, 2000, respectively.

INCOME TAX PROVISION:

The Company's income tax provision rates differed from the Federal statutory rates due to the incurrence of net operating losses for which the benefit was offset by valuation allowances, and the effect of state taxes for the fiscal three and nine months ended September 29, 2001 and September 30, 2000. The Company's net deferred tax balance was $0 at both September 29, 2001 and December 30, 2000.

NET LOSS:

As a result of the foregoing, the net loss was $1,138 for the fiscal three months ended September 29, 2001 compared to the net loss of $2,164 for the fiscal three months ended September 30, 2000.  For the nine months ended September 29, 2001, the net loss was $5,444 compared to a net loss of $5,367 for the nine months ended September 30, 2000.

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

Net cash flow used in operations decreased by $6,271 to $5,853 for the fiscal nine months ended September 29, 2001, from a use of cash in operations of $12,124 for the fiscal nine months ended September 30, 2000.  The net cash used in operating activities of $5,853 is principally attributable to the net operating loss for the nine months ended September 29, 2001, decreases in accrued expenses and accounts payable and increases in accounts receivable and prepaid expenses, offset by a significant decrease in the Company's inventories. The maximum borrowing balance under the Company’s revolving line of credit was $29,426 during the fiscal nine months ended September 29, 2001. The Company had availability of $841 at September 29, 2001.

Working capital was a deficit of ($3,585) at September 29, 2001 compared to $286 at December 30, 2000. The change in working capital is primarily attributable to an increase of $5,372 in the revolving line of credit to fund the net loss, decreases in accrued expenses and inventory, increases in accounts receivable, term loan payments, financing costs and capital expenditures.

As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company  (i) has implemented a cost savings strategy Company wide which has resulted in, and the Company believes will continue to produce, significant reductions in the Company's infrastructure expenses, (ii) has taken actions to increase the revenue of each of its operating segments, including selling to new customers and entering into new licensing arrangements, and (iii) has amended its secured credit facility from time to time, to provide the Company with the liquidity it needs to meet its business plans.  This August 2001 amendment provides the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through December 2002, to a maximum of $5,664 (the "Overadvance"). In addition, the Company is currently seeking to raise additional capital, either by placing the remaining $4,790 of the convertible preferred stock referred to above, or by raising additional capital through the sale of other debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes.  The Company is currently negotiating a possible business opportunity that the Company believes has the potential to substantially enhance results.  This opportunity will require further additional capital.  Accordingly, if this opportunity becomes available, the Company will immediately seek to raise capital in addition to the $4,790 referred to above.  In the event the Company is successful in raising such additional capital, dilution from such capital raise may be offset in part or in whole by the elimination of the additional monthly accrual to CBCC and by improvement in results of operations.

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

The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans.  The Loan and Security Agreement was amended in August 2001 (the “August Amendment”) to reduce the required amortization by $142 per month from December 2001 through December 2002.  In accordance with the August Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter.  This is a reduction from the previous requirement of a monthly principal amortization payment of (a) $50 commencing on the first day of September 2000, and (b) $192 commencing on the first day of December 2001.  In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950.  Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

In connection with certain previous amendments, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital.  Therefore, in accordance with this understanding, through September 29, 2001, the Company has paid $300 in additional fees to CBCC and has issued 1,500,000 warrants to CBCC with share prices ranging from $0.10 to $0.185 per share.  In addition to its other provisions, the August Amendment also provides that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to the above-mentioned provision shall be evidenced by a promissory note payable January 1, 2003, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2002.  In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support.  This funding from shareholders and affiliates, and relief on the fees payable by the Company and amortization on the Term Loan Facility, combined with the additional amount advanced under such Facility, provides the Company with $3,871 in cumulative additional availability over what was available prior to the August Amendment to support its forecasted monthly business plans through fiscal year 2002.

The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. Pursuant to the August Amendment (i) the Company must maintain a tangible net worth of not less than a net deficit of ($10,245) as of August 31, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance referred to below. At September 29, 2001 the Company's tangible net worth was a deficit of $10,105. In accordance with an Amendment to the Loan and Security Agreement in November 2001, the Company must maintain a tangible net worth of not less than a net deficit of ($11,300) as of October 31, 2001 and as of the end of each month thereafter. Pursuant to the August Amendment, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2002, to a maximum of ($5,664) (the "Overadvance"). The Company had availability of $841 at September 29, 2001. The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal nine months ended September 29, 2001.

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

The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company will require additional capital and/or financing, however, for the acquisition or development of any new business or programs, including the business opportunity described above.

STRATEGIC OUTLOOK

Over the period that the current management team has been in place, significant progress has been made in all aspects of the operation of the business. Fiscal 2000 was a "transition" year for the Company and its businesses. The Company has undertaken steps to eliminate unprofitable business and products and cut infrastructure to maximize financial results and minimize risk. In addition, the Company has taken steps to expand distribution with the addition of new customers and licenses, and increase volume in the specialty store class of trade, increase retail store profitability and is positioned to take advantage of consolidation opportunities in the hosiery industry.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 in the Notes to Consolidated Condensed Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)      EXHIBITS

None.

(b)      REPORTS ON FORM 8K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANSKIN, INC.

November 13, 2001	By:	/s/ CAROL J. HOCHMAN
Carol J. Hochman Chief Executive Officer

November 13, 2001	By:	/s/ JOHN A. SARTO
John A. Sarto EVP, Chief Financial Officer