Form 10-K
period 2001-12-29
DANSKIN INC
filed 2002-03-28
CIK 889299

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this Form 10-K. __

    As of March 1, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,509,290. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted by the National Quotation Bureau on such date. As of March 1, 2002, there were 68,945,454 shares of the registrant's Common Stock outstanding, excluding 1,083 shares held by a subsidiary.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DANSKIN, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     14
Item 3.   Legal Proceedings...........................................     14
Item 4.   Submission of Matters to a Vote of Security Holders.........     14

PART II
Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................     15
Item 6.   Selected Consolidated Financial Data........................     15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     32
Item 8.   Financial Statements and Supplementary Data.................     32
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     32

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     33
Item 11.  Executive Compensation......................................     36
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     40
Item 13.  Certain Relationships and Related Transactions..............     42

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     43

SIGNATURES............................................................     45

CONSOLIDATED FINANCIAL STATEMENTS.....................................    F-1

FINANCIAL STATEMENT SCHEDULES.........................................    S-1

                                     PART I

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1. BUSINESS

    Danskin, Inc. and Subsidiaries (the "Company") has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by capital constraints coupled with the general downturn in the economy and apparel industry. The Company's management remains confident that progress will continue in its reorganization efforts.

    Specifically, in fiscal 1999, capital constraints impacted all aspects of the Company's business including: the ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems, limited marketing investment and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company took a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Mrs. Hochman and a number of new senior executives addressed the foregoing operating issues by implementing a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue, and developing an integrated and focused retail strategy.

    Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continue to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry.

    At December 29, 2001, availability under the Company's Revolving Credit Facility was an overadvance of ($5,206). Pursuant to certain amendments to the Loan and Security Agreement executed in March 2002, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of $10,987 (the "Overadvance"). Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2002 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans, taking into account the $3,000 in additional availability above the requirements of its business plan, as described above. (See Managements' Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

    The Company is currently seeking to raise additional capital through the sale of debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes. (See Managements' Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

    The Company designs, manufactures, markets and/or licenses several leading brands of women's activewear, dancewear and legwear.
Danskin(-Registered Trademark-), Zen Sport-TM- from
Danskin(-Registered Trademark-), Round-the-Clock(-Registered Trademark-), Freestyle(-Registered Trademark-) and Danskin Girl-TM- are the Company's principal proprietary brands. The Company also manufactures women's legwear under the Ellen Tracy(-Registered Trademark-), Givenchy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) brands and women's bodywear under New York City Ballet(-Registered Trademark-) and Denise
Austin(-Registered Trademark-) brands pursuant to license agreements. In addition to its branded merchandise, the Company manufactures and markets private label merchandise, principally legwear, for many major retailers, including most full line department stores. The Company currently operates as two divisions: Danskin Division for activewear and Pennaco for legwear.

    Danskin(-Registered Trademark-) is a leading brand of women's activewear, legwear, and dancewear in the United States, enjoying a total brand awareness factor of over 80% among target women. According to the Women's Wear Daily 100 Study, Danskin ranks 6th in consumer perception for the Activewear Category. The Company manufactures and sells activewear, dancewear and legwear to girls and women under the Danskin(-Registered Trademark-) label and New York City Ballet(-Registered Trademark-) and to large-size women under the Danskin Plus(-Registered Trademark-) label. Although known for its design of seasonal fashion offerings and its wide range of colors, currently approximately 75% of the Danskin Division's net revenues are attributable to basic styles, with black being the most popular color. The Company currently licenses the Danskin(-Registered Trademark-) brand to manufacturers of women's underwear, women's and girl's socks and women's fitness equipment and accessories. In addition, the Company licenses the Freestyle(-Registered Trademark-) diffusion line to manufacturers of women's and girl's activewear, women's and girl's socks and girl's intimate apparel. The Danskin Division currently produces approximately 36% of its activewear products at its plant in York, Pennsylvania and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The Company believes that its domestic manufacturing allows it to respond to customer orders quickly and also allows its designers to respond quickly to market trends.

    The Company's Danskin Division operates two full-priced stores and 32 outlet stores in 18 different states. The Company's outlet stores, in addition to offering in-line merchandise, provide a distribution channel for irregulars and excess inventory.

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

STRATEGY

    The Company's market includes products intended for a woman's active lifestyle, including activewear, dancewear and legwear. The Company has developed a diversified portfolio of quality branded and private label products that can be offered to consumers at varying price points through its various channels of distribution. The Company's objectives are: (i) expand its portfolio of products in order to become a complete apparel and accessories resource for the active woman by capitalizing on the strong name recognition of its proprietary and licensed brands, (ii) expand its distribution channels both domestically and internationally, and (iii) reduce SKU's to eliminate unprofitable products and focus the activewear line for a more compelling presentation to retailers and consumers.

    Key elements of the Company's strategy include the following:

EXPANSION OF DANSKIN(-REGISTERED TRADEMARK-) PRODUCT LINES

    The Company believes that innovative product is the key to the success and longevity of Brand Danskin(-Registered Trademark-). The first company to bring Supplex(-Registered Trademark-)Lycra(-Registered Trademark-) performance fabric to the market, Danskin has expanded its Supplex(-Registered Trademark-) Lycra(-Registered Trademark-) fabric line by continually offering new fabric innovations. Supplex(-Registered Trademark-) Rib and Heathered Supplex(-Registered Trademark-) are textured fabrics that combine style with technology, while Woven Supplex(-Registered Trademark-) offers the benefit of Supplex(-Registered Trademark-) fabric in off the body silhouettes that take advantage of the lifestyle trend toward loose, cover-up activewear.

    Because Danskin believes that innovation based on consumer need drives consumer interest, the Company has introduced the O2 Performance-TM- category. O2 Performance-TM- successfully combines the soft comfortable hand of cotton that women prefer with the advanced moisture management technology of Coolmax(-Registered Trademark-) Polyester. The core fabric for this category is proprietary, carrying both the Cotton Council and DuPont(-Registered Trademark-) Coolmax(-Registered Trademark-) trademarks. The Company also continues to capitalize on the success of Dry Zone-TM- by product innovation in performance t-shirts and shells. Dry Zone-TM-fabrics are designed to regulate body temperature in multi-climate conditions. The fabric category combines technological innovation with comfort and style, the hallmark of Danskin(-Registered Trademark-) active product.

    To continue to move Brand Danskin(-Registered Trademark-) beyond its traditional stretch bodywear platform, the Company expanded its offering of Yoga garments for Holiday 2001 to address this fast-growing fitness trend, leveraging the success of Zen Sport-TM- from Danskin(-Registered Trademark-) launched in 1999. Both Danskin Yoga and Zen Sport-TM- from Danskin(-Registered Trademark-) respond to a woman's need for stretch apparel that is suited to low impact activities such as yoga, meditation and stretch exercises, satisfying the need for comfort while reinventing the way we define fitness wear. Danskin Yoga is designed and marketed to meet the specific needs of the sporting goods and moderate department store channels of distribution. Danskin was awarded "Innovative Product of the Year" by The Sports Authority during its annual Vendor Leadership Conference in early year 2002 for its Yoga products.

    Innovation meets heritage and tradition with the introduction of New York City Ballet(-Registered Trademark-) dance apparel, scheduled to debut in stores in Fall 2002. New York City Ballet and Danskin, both world renowned for uncompromising quality, will introduce contemporary dance apparel dedicated to "beauty, innovation and quality." Danskin's New York City Ballet product introduces cotton lycra seamless leotard's superior stretch, comfort and advanced technology. The four-way stretch of seamless product, with its unlimited range of motion, redefines stretch dance apparel. The unique fabrication and product assortment of New York City
Ballet(-Registered Trademark-) tiers Brand Danskin(-Registered Trademark-) dance apparel, allowing the Company to expand its position on innovation.

    Danskin legwear under the New York City Ballet(-Registered Trademark-) label will also allow the Company to tier product and offer innovation in legwear. First to the marketplace with Coolmax(-Registered Trademark-) tights, this product is sleek, durable and technologically focused to provide maximum moisture management and comfort carrying the DuPont(-Registered Trademark-) Coolmax(-Registered Trademark-) trademark.

    Danskin also reached agreement with Denise Austin to endorse Danskin products and has created an innovative new line of active apparel, Denise Austin(-Registered Trademark-)by Danskin(-Registered Trademark-). Ms. Austin, a fitness inspiration for millions of American women, will wear Danskin(-Registered Trademark-) products on Lifetime Television, where she appears daily on two shows, as well as when taping her videos. Denise also sells Denise Austin(-Registered Trademark-) by Danskin(-Registered Trademark-) apparel on QVC Network for the Company.

INTERNATIONAL SALES EXPANSION

    The Company believes that Brand Danskin(-Registered Trademark-) enjoys strong recognition in many foreign markets, and that the Company has not taken full advantage of this opportunity. The Company has targeted international markets as a potential source of growth in fiscal 2002 and beyond. The Company has brought on a Vice President, International to focus on driving international growth, primarily through distribution channel expansion throughout Western Europe. Penetration of sales per female capita, even at half the level of the United States could yield significant upside revenue potential for the Company. Activewear sales of other manufacturers/suppliers have been significant in international markets. However, the Company's sales in the market have been primarily related to its dance products. A recent fact-finding study, commissioned by the Company, found strong retailer interest in carrying Danskin's Activewear line. Export net sales over the past three full fiscal years were $4,800 for fiscal 1999, $4,400 for fiscal 2000, and $3,700 for fiscal 2001. The Company remains optimistic of the opportunities available to it through International distribution expansion.

LICENSING OF THE DANSKIN(-REGISTERED TRADEMARK-) NAME AND DIFFUSION MARKS

    The Company currently licenses the Danskin(-Registered Trademark-) brand to manufacturers of women's and girl's underwear, women's and girl's socks, and women's fitness equipment and accessories. The Company believes that there is a significant opportunity to license the Danskin(-Registered Trademark-) name for additional product categories, including such categories as swimwear, body care products, eyewear, dance shoes, accessories (bags, watches, headwear), toddler playwear, footwear and nutritional supplements. The Company believes that selective licensing enhances the value of the brand, by expanding the opportunities for retail purchases of its brands, affording cross-marketing and merchandising opportunities and providing additional product categories for sale in Company-owned stores. The Company is presently in discussions with a number of additional potential licensees for various product categories.

    In fiscal 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the Freestyle(-Registered Trademark-) line of women's and girl's activewear and bodywear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. Danskin retains design approval over all product manufactured and distributed by Jacques Moret. In addition, the Company also signed a multi-year license agreement with Renfro Corporation for women's and girl's socks as well as with Delta Galil Industries for girl's underwear and is in discussion with other potential licensees for other product categories. The Freestyle(-Registered Trademark-) lines are represented by product that is distinctly different from both the current Brand
Danskin(-Registered Trademark-)offering and the current Target offering. The women's and girl's lines offer Target's clientele fashion and function at a value that will exceed consumer expectation levels.

    The Company believes that the Target opportunity coupled with the new licenses for Brand Danskin(-Registered Trademark-), are a significant step in the development of the Company's branding strategy and its transformation from strictly a manufacturer to a brand manager and marketer. The Company believes that the credibility and power of Brand Danskin(-Registered Trademark-) will allow it to seek enhanced distribution of Brand Danskin(-Registered Trademark-) products, as well as its diffusion lines, through its in-house efforts and additional strategic licensing opportunities.

COMPANY-OWNED STORE STRATEGY

    Recognizing that the Company's retail stores provide a platform for capitalizing on the strong brand awareness enjoyed by Brand
Danskin(-Registered Trademark-), provide a channel of distribution where the Company can showcase its products, and act as a laboratory for product innovation, the Company has revitalized its retail operations, including the hiring of a dedicated management team, closing under-performing locations, downsizing certain locations, remerchandising the stores, installing a point of sale system in all locations to provide critical inventory and sales information and implementing visual merchandising programs in all locations to achieve a consistent and identifiable retail impression and presence.

    OUTLET STORES. During fiscal 2001, capital constraints continued to severely impact the retail operations of the Company. Management has taken steps to evaluate the performance of its retail outlet locations. The Company's efforts are designed to transform its outlet stores to smaller, efficient specialty outlet stores, which represent the overall
Danskin(-Registered Trademark-) product line. In order to achieve this, the Company has downsized certain locations, changed the stores' merchandise mix and fulfillment practices to provide for the automatic replenishment of basic product as determined by model stock levels, allowed for the purchase of in-line seasonal merchandise, and has implemented focused store merchandising and imaging programs that improve the stores' overall product presentation with a focus on improved presentation of key items.

    FULL PRICE RETAIL STORES. The Company presently operates two full-price retail stores under the Danskin(-Registered Trademark-) name: Columbus Avenue in New York City and Prudential Center in Boston, Massachusetts. The Company anticipates opening a third full price location in Westport, Connecticut in the second quarter of 2002.

    The Company continues to believe that the recognition of Brand Danskin(-Registered Trademark-), along with the brand's reputation for fit, comfort and durability, provide the Company with an opportunity to successfully open additional full price Danskin(-Registered Trademark-) stores in freestanding metropolitan and upscale downtown locations. Such stores would offer the Danskin(-Registered Trademark-) consumer a wider assortment of Danskin(-Registered Trademark-) merchandise by carrying an inventory representative of the entire Danskin(-Registered Trademark-) apparel line consisting of approximately 1,500 SKU's, contrasted with only approximately 150 SKU's maintained at any one time by even the largest retailer of Danskin(-Registered Trademark-) apparel products, as well as the other lifestyle products which are available under the Danskin(-Registered Trademark-) brand. In addition to expanding a channel of distribution for the Company's products, the Company believes that these stores would be an effective form of consumer advertising and help "showcase" the full assortment of its product offerings. While management believes that there are ample opportunities for selective national expansion of its full price retail strategy, it is presently focusing on, and has made substantial progress under, its "right-sizing" initiatives, improving the operations and performance of its current retail store base, refining its formula which it can then successfully apply to additional store locations.

    E-COMMERCE. The Company continues to pursue a number of strategies for the marketing and distribution of its products over the Internet. The Company's ".com" strategy is discussed below. In addition to its planned Internet activities, the Company has joined forces with a number of e-commerce partners for the distribution of its Brand Danskin(-Registered Trademark-) products, and anticipates that such ventures will have a positive effect on the Company's revenues while providing critical exposure for its proprietary and licensed brands. The Company believes that the Internet will also provide it with a distribution channel that will allow it to offer the full complement of its Brand Danskin(-Registered Trademark-) product lines, while reaching a broader audience than is presently available to it in any existing channel of distribution.

ESTABLISHMENT OF PENNACO AS A COMPLETE LEGWEAR RESOURCE

    Despite continued capital constraints, as well as reduction in the size of hosiery departments, Pennaco continues to be the number two hosiery resource (behind Sara Lee Corporation) in most domestic, full line department stores, and enjoys a reputation for the fit, innovation and sheer quality of its products, private label offerings, reliable shipping performance and brand diversity. The Company is also a major supplier of private label sheer hosiery sold by these department stores as well as national chain stores and specialty stores. With the focus on innovation and developing market right products and programs, the Company has developed initiatives for each of its legwear brands to take advantage of the opportunities for niche products and in growing specialty and dot.com channels of distribution. With the addition of the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) labels during fiscal 2000, the repositioning of the Ellen Tracy(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands as well as an expanded casual and private label presence, the Company has completed the process of recreating itself as a complete legwear resource.

PRODUCTS

    ACTIVEWEAR

    The Company designs, manufactures and markets several leading brands of women's and girl's activewear (including bodywear, cover-ups and outerwear), performance legwear and dancewear under the Danskin(-Registered Trademark-), Danskin Girl-TM-, Zen Sport-TM- from Danskin(-Registered Trademark-), Everywear-TM-, New York City Ballet(-Registered Trademark-) and Denise Austin(-Registered Trademark-) by Danskin(-Registered Trademark-).

    Danskin realizes approximately 75% of its activewear revenues from basic styles, with black being the single most popular color. Activewear products are generally designed in four seasonal fashion groupings, with a monthly introduction of new styles or colors. Under management's "right-sizing" initiatives, and in an effort to improve margins and minimize operating complexity, the Company has made significant progress in eliminating low-volume and unprofitable SKU's from its product offerings. The total number of SKU's for activewear, per season, is approximately 5,600. Danskin(-Registered Trademark-) activewear products sell at retail prices ranging from $8.50 to $84.00.

    LEGWEAR

    Pennaco is one of the oldest manufacturers of hosiery in the United States and is the second largest supplier of women's sheer hosiery and legwear to domestic, full line department stores and apparel specialty stores. The Company is also a leading supplier of private label hosiery to department stores as well as national chains and specialty stores. Approximately 33% of the Company's annual legwear revenues consist of sales of its private label merchandise. Pennaco hosiery is widely recognized for its quality, fit and innovation. Through its proprietary brand, Round-the-Clock(-Registered Trademark-), the Company was the first manufacturer to introduce multiple sizes and colors in pantyhose, and was a pioneer in the application of spandex
(Lycra(-Registered Trademark-)) yarns to hosiery.

    The Company also manufactures and sells licensed brands of hosiery under the Ellen Tracy(-Registered Trademark-), Givenchy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) labels, which, together represented approximately 52% of legwear revenues for the fiscal year ended December 29, 2001.

    Givenchy(-Registered Trademark-) has been a leading brand since its introduction by Pennaco in 1979. The Givenchy(-Registered Trademark-) license agreement covers the United States, Canada and Mexico and expires on December 31, 2004. Givenchy(-Registered Trademark-) sheer hosiery retails in a price range of $4.50 to $25.00.

    The Company's agreement with Ellen Tracy(-Registered Trademark-) extends through December 31, 2003, and grants the Company worldwide distribution rights for hosiery, tights, socks and trouser socks under the Ellen
Tracy(-Registered Trademark-), Linda Allard(-Registered Trademark-) and Linda Allard for Ellen Tracy(-Registered Trademark-) labels. Ellen
Tracy(-Registered Trademark-)products retail in a price range of $5.00 to $16.00.

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

MARKET SEGMENTATION

    ACTIVEWEAR

    The Company sells its activewear products to approximately 3,170 accounts, representing over 5,000 stores. These products are targeted towards different segments of the wholesale market. Danskin(-Registered Trademark-) and Danskin Plus(-Registered Trademark-) (activewear for the large sized woman) products are marketed to major sporting goods stores, such as The Sports Authority, Academy, Garts and Oshman's Sporting Goods, full line department stores, including Kohl's, Saks, Dillard's, Nordstrom, Federated Department Stores (including Bloomingdale's and Bloomingdale's by Mail), Belk Stores, Marshall Field's, Carson's, Parisian's and many smaller sporting goods and specialty stores. The Company continues to re-evaluate its product offerings to gain additional penetration in the activewear market in all classes of trade.

    LEGWEAR

    The Company sells its legwear products to approximately 600 accounts, representing over 1,800 stores. The customer base for its legwear consists primarily of full line department stores and apparel specialty stores, including Federated Department Stores (including Macy's and Bloomingdale's), May Co. stores (including Kaufmans, Filenes, Hecht, Famous Barr, Robinson May, Foleys, Meier and Frank and Lord & Taylor), Dillards, Dayton Hudson, Marshall Field's, Nordstrom, Saks Fifth Avenue, Sears and Talbot's (including its catalog).

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

STORE OPERATIONS

    FULL PRICE RETAIL

    The Company has operated a full price retail store under the Danskin(-Registered Trademark-) name on Columbus Avenue in New York City since November 1994. The store covers approximately 3,000 square feet and is designed exclusively for women, offering a wide assortment of Danskin(-Registered Trademark-) products. During fiscal 2000, the Company undertook a refurbishment of its Columbus Avenue location, which has resulted in increased revenues in this location. The Company also operates a full price store in Prudential Center in Boston, Massachusetts and anticipates opening a third full price store in Westport, Connecticut in the second quarter of 2002. While the Company believes that the full price store concept will be applicable in other major metropolitan areas and downtown locations in the United States, it continues to focus on improving the operations and performance of its current retail store base.

    OUTLETS

    The Company currently operates 32 outlet stores located in 18 different states, situated in areas where the Company believes they generally do not compete with the Company's principal channels of distribution. They range in size from approximately 1,800 to 7,500 square feet, with the average being approximately 3,100 square feet. Although these stores have traditionally provided the Company with a channel of distribution for closeout merchandise, the Company has moved to providing more in-line merchandise in its outlet store, resulting in improved inventory turns and margins. The Company has also improved the operations of its retail stores through improved personnel and staffing, store downsizings and the closing of unprofitable stores, among other factors, which have resulted in lower store operating expenses.

OPERATIONS

    ACTIVEWEAR

    The Company manufactures approximately 36% of its activewear products in its 275,000 square foot facility in York, Pennsylvania, and is one of the only major suppliers of branded women's activewear with substantial domestic manufacturing capacity. The manufacturing capabilities of this facility include knitting, cutting, sewing, dyeing, and finishing. The Company believes that manufacturing domestically allows it to maintain an overall shorter lead-time. This allows the Company to respond to customer orders in a reasonable amount of time and also allows its designers to respond quickly to market trends. This enables Danskin to defer authorization of fabric purchasing and cutting until buyers have seen product samples. In addition, the Company redirected its York facility to operate principally as a bottoms manufacturer, with state of the art cutting and sewing, which has enabled the Company to achieve longer, more efficient runs. The York facility is also the Company's focal point for product development.

    In order to complement the York facility, the Company operates a sewing facility in Mexicali, Mexico, operating under NAFTA. This facility produces activewear at significantly enhanced margins. The Mexico facility, along with contractors in the Mexicali, Mexico region, provide the Company with manufacturing expansion opportunities, while retaining the quick response and flexibility afforded by being a domestic manufacturer. Approximately 28% of the Company's activewear product is produced in Mexico.

    The Company continues to pursue its strategy of diversifying the manufacturing of its activewear product offerings by using offshore manufacturing to purchase packaged finished goods. As a result, it expects to source an increasing proportion of its total production through offshore contractors. Currently, approximately 36% of the activewear manufacturing is package-sourced offshore.

    With all three sources of manufacturing, the Company is continually striving to reduce total lead times, raw material inventories, and work in process inventory levels. Continually evaluating and changing current processes, plant layout changes, and organizational changes are helping to attain these objectives.

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

    LEGWEAR

    The Company manufactures the majority of its sheer and casual legwear at its Grenada, Mississippi facility. The Company's additional manufacturing capacity needs are met through long-term relationships with manufacturers in Mexico and Italy. Experienced senior managers have joined Pennaco in the past year and are pursuing a number of initiatives to raise efficiencies and profitability. Specifically, Pennaco is in the process of compressing its manufacturing square footage to gain increased efficiencies, reduce inventories and achieve dramatic improvements in cycle times. Significant headcount reductions and renegotiated terms with suppliers have led the way to improving the cost structure of the facility. A key ingredient to the plant initiatives has been an extremely stable and willing workforce. The Company's legwear distribution facilities are also located in Grenada, Mississippi.

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

SALES

    The Company's domestic sales force consists of approximately 17 sales people; 6 of whom are responsible for marketing the Company's activewear product lines and 11 of whom are responsible for marketing the Company's legwear product lines to department stores, apparel specialty stores, sporting goods retailers and smaller specialty stores. The Company has an inside Sales and Customer Service Department that supplements area coverage and provides assistance to accounts. The Company periodically reviews the structure of its sales force and makes adjustments based on the Company's needs.

    The activewear sales force is headed up by the Vice President, General Manager of Brand Danskin(-Registered Trademark-). Reporting to the Vice President, General Manager are four sales Vice Presidents. Each Vice President is responsible for a distinct customer class of trade. The Company's major classes of trade distinctions are Sporting Goods, Department Stores, Dance and Active Specialty Stores and better Specialty Stores. The Company employs a direct sales force responsible for the Sporting Goods and Department Store classes of trade. The Specialty Store class of trade is handled by an independent sales force. Currently, Danskin has contracts with eighteen independent representatives, who are currently managing twenty-four field representatives. In addition, Danskin employs a sales person solely responsible for the private label and closeout businesses. Sales account executives are compensated on a straight salary basis, and independent sales representatives are compensated on a commission basis.

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

    Export sales are generally made to international distributors, with the exception of Canada, where the Company utilizes independent sales representatives to market Danskin(-Registered Trademark-) activewear directly. In addition, the Company recently signed an agreement with an independent distributor for the distribution of the Zen Sport-TM- Brand in Canada. The Canadian sales force is managed by an employee of Danskin Canada, the Company's wholly owned subsidiary.

MARKETING

    BRAND DANSKIN(-REGISTERED TRADEMARK-)

    The Company uniquely supports women's and girls' active lifestyles through its product lines. The overall marketing strategy is to provide Danskin(-Registered Trademark-)branded products that dramatically exceed consumers' expectations for fashion, fit and femininity, and support her active lifestyle while maximizing the presence and support of Brand Danskin(-Registered Trademark-) at retail. The Company has redesigned and updated the hangtag system and packaging on licensed product to improve feature and benefit communication for the consumer at point-of-sale. New hangtags on Danskin(-Registered Trademark-) branded apparel are shipping on garments beginning Spring 2002.

    Dance is the company's heritage, and a complete program of marketing activities supports these products, including national print advertising, dance spokeswomen (Deanna McBrearty and Saskia Beskow of New York City Ballet), retailer programs for in-store merchandising, sponsorships of major dance companies and projects, and studio sweepstakes promotions. The Company has returned to it's advertising slogan of "What Dancers Wear-TM-" to support it's strong, broad product offering and long history of serving female dancers from their introductory dance classes that begin at age three. Danskin was also the 2001 preferred dancewear and legwear supplier to the world famous Rockettes, as they celebrated their 75th anniversary and is in negotiations to continue that relationship. Additionally, the launch of New York City
Ballet(-Registered Trademark-) by Danskin(-Registered Trademark-) will be supported with national print advertising, in-store signage, a consumer gift with purchase and in-store events featuring Saskia Beskow, the line's spokeswoman.

    The Company's Activewear lines are primarily supported by the Company's ownership and title sponsorship of the Danskin Women's Triathlon Series, now beginning its 13th year. Over 80,000 women have competed in a "Danskin" as the event is called by participants. Covering seven cities throughout the United States, the Company uses the Series as a promotional event for both retailers and consumers, offering seminars at partner retailer locations for participants prior to the race event in each city. The Company further evidences its support of women's programs by donating a percentage of the series entry fee to the Susan G. Komen Breast Cancer Foundation. Marketing programs to improve in-store merchandising and provide product information to consumers are continuing.

    Danskin(-Registered Trademark-) Yoga is a new classification of lifestyle products inspired by the increasing popularity of yoga and other meditative activities, yet versatile enough for wear out of the gym as part of a casual lifestyle. This line began shipping to sporting goods and department stores in Spring 2002. Zen Sport-TM- from Danskin(-Registered Trademark-), the Company's higher-end Yoga line, is currently in all doors of Saks Fifth Avenue, a significant number of Nordstrom doors and many better specialty stores throughout the country, with significant sell-throughs driving a dramatic growth rate for the business. Zen Sport-TM- from Danskin(-Registered Trademark-) and Danskin(-Registered Trademark-) Yoga are supported by in-store collateral and hangtag programs.

    The Company requires its licensees to spend a percentage of net sales on marketing and advertising to address the consumer and channel targeted by the particular product. The Company maintains control over all advertising, marketing and other consumer communication to ensure a consistent image and presence.

    LEGWEAR

    The Company offers a full range of hosiery products through the portfolio of four brands, Ellen Tracy(-Registered Trademark-),
Givenchy(-Registered Trademark-), Evan Picone(-Registered Trademark-) and Round the Clock(-Registered Trademark-), as well as retaining the role of a major private label hosiery supplier to the department stores.

    Each of the brands offered by the Company offers consumers innovative products that respond to fashion trends and packaging that calls out features and benefits to the time-starved shopper. Givenchy(-Registered Trademark-) has enjoyed sales increases due to an innovative packaging strategy that has significantly improved the image of the brand at retail. The Company executed a packaging change at retail for Ellen Tracy(-Registered Trademark-) in fiscal 2001. Each of the products offered by the Company is supported by in-store signage and in-store merchandisers who insure replenishment of inventory within Danskin's fixturing.

SEASONALITY

    The Company's business achieves seasonally higher financial performance in its September fiscal quarter, principally as a result of "back-to-school" purchases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations Seasonality."

SUPPLIERS

    The Company's raw materials consist principally of piece goods and yarn that are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company obtains Lycra(-Registered Trademark-) from DuPont. Although from time to time there have been shortages of Lycra(-Registered Trademark-), such shortages have not adversely affected the Company. The Company does not have long-term formal arrangements with any of its suppliers. Due to capital constraints which continued to be encountered during fiscal 2001, the Company was unable to adequately satisfy its raw material requirements. Management is in the process of negotiating with suppliers to re-instate favorable credit terms which the Company has historically enjoyed. Based on the progress made to date on improving its operations, the Company anticipates that it will adequately be able to satisfy its ongoing raw material requirements.

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

    The Company believes that it currently is in compliance in all-material respects with existing OSHA standards and environmental laws and regulations. The Company does not believe that there is a substantial likelihood that further OSHA or environmental compliance will require substantial expenditures or materially affect its operations or competitive position.

EMPLOYEES

    As of March 1, 2002, the Company employed approximately 825 persons, of whom 483 were employed at Danskin, 293 were employed at Pennaco and the remainder was employed at the Company's executive offices. At such date, 565 of the Company's employees were paid on an hourly basis, and the remainder were salaried employees. Although there have been attempts to organize certain of its employees in the past, none are currently represented by a union, and employee relations are generally considered to be good.

COMPETITION

    The apparel industry is highly competitive. Many of the Company's competitors are larger and have greater financial, distribution, marketing and other resources, and better-established brand names, than the Company. The Danskin(-Registered Trademark-) brand competes with products sold by an array of smaller and larger companies, including Nike, Reebok, Adidas, Champion, and Everlast for activewear, along with Marika, Capezio, Bodywrappers and Mirella for dancewear. Legwear products compete with products sold by a number of other established manufacturers and marketers, the largest of which is the Hanes division of Sara Lee Corporation, while other significant competitors include Kayser-Roth/Golden Lady. The Company does not market its legwear in food or drug stores.

    STATEMENTS CONTAINED HEREIN AND IN THE FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES, AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR 2002 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE, AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

ITEM 2. PROPERTIES

    The Company leases its principal executive offices and showroom located at 530 Seventh Avenue in New York City. Such lease provides for an average annual base rent of $736 and expires in December 2008.

    The Danskin plant is located in York, Pennsylvania and contains office space, inventory storage space and a shop area where a significant portion of the Company's activewear products are developed and manufactured. This facility is owned by the Company. Danskin also leases a distribution facility in York, Pennsylvania. Such lease provides for annual rent of $511 and expires in September 2002. The Company is currently renegotiating the lease for the distribution facility.

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

    The Company also has committed to lease space for 34 retail stores at annual rents ranging from $13 to $340 under leases expiring during the fiscal year ending 2002 through fiscal year 2007. Thirteen outlet store leases expire in 2002 and the Company is reviewing whether to continue in such locations if available. The Company continually reviews the operations and profitability of its retail locations and will make lease renewal determinations based upon such review. The Company may, based upon such review, attempt to negotiate additional lease terminations.

    The Company believes that its facilities provide adequate levels of capacity for current levels of production as well as for reasonable levels of growth. None of the Company's properties is leased from an affiliated entity.

    Substantially all of the Company's properties and other assets are pledged to Century Business Credit Corporation ("CBCC") to secure the Company's obligations under the Loan and Security Agreement with CBCC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Note 11 in the Notes to Consolidated Financial Statements.

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

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 29, 2001
Three-month period ended March..............................   $0.190     $0.145
Three-month period ended June...............................    0.210      0.165
Three-month period ended September..........................    0.190      0.075
Three-month period ended December...........................    0.100      0.040

FISCAL YEAR ENDED DECEMBER 30, 2000
Three-month period ended March..............................   $ 0.95     $ 0.55
Three-month period ended June...............................     0.59       0.39
Three-month period ended September..........................     0.43       0.27
Three-month period ended December...........................     0.28       0.16

    As of December 29, 2001, the number of stockholders of record of the Company's Common Stock was approximately 210.

    The Company has not declared any cash dividends with respect to the Common Stock subsequent to the effective date of its initial public offering, August 19, 1992. The Company's Loan and Security Agreement with CBCC prohibits the payment of dividends without the lender's consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated operating data for the five fiscal twelve months ended December 27, 1997, December 26, 1998, December 25, 1999, December 30, 2000, and December 29, 2001 and the financial position for each of the periods ending, have been derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Consolidated Financial Statements, including the Notes thereto, of the Company, appearing elsewhere in this Annual Report on Form 10-K.

                                                        FISCAL YEARS ENDED DECEMBER
                                            ----------------------------------------------------
                                              1997       1998       1999       2000       2001
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues
    Danskin...............................  $ 81,831   $ 74,100   $ 61,119   $ 57,282   $ 54,989
    Pennaco...............................    40,901     35,324     27,373     28,011     26,769
                                            --------   --------   --------   --------   --------
      Total...............................   122,732    109,424     88,492     85,293     81,758
                                            --------   --------   --------   --------   --------
Cost of goods sold
    Danskin...............................    52,888     45,369     44,374     38,582     35,289
    Pennaco...............................    29,744     23,802     21,553     22,046     21,600
                                            --------   --------   --------   --------   --------
      Total...............................    82,632     69,171     65,927     60,628     56,889
                                            --------   --------   --------   --------   --------
Gross profit
    Danskin...............................    28,943     28,731     16,745     18,700     19,700
    Pennaco...............................    11,157     11,522      5,820      5,965      5,169
                                            --------   --------   --------   --------   --------
      Total...............................    40,100     40,253     22,565     24,665     24,869
                                            --------   --------   --------   --------   --------
Selling, general and administrative
  expenses................................    40,110     42,052     36,196     29,771     29,096
Non-recurring charges (income) (1)........       300      2,419        795       (510)     1,700
Interest expense..........................     4,278      2,513      5,462      3,289      4,051
                                            --------   --------   --------   --------   --------
Loss before provision for income taxes and
  extraordinary item......................    (4,588)    (6,731)   (19,888)    (7,885)    (9,978)
Provision for income taxes................       245        190         20         20         40
                                            --------   --------   --------   --------   --------
Loss before extraordinary item............    (4,833)    (6,921)   (19,908)    (7,905)   (10,018)
Extraordinary item (2)....................     5,245         --         --         --         --
                                            --------   --------   --------   --------   --------
Net income (loss).........................       412     (6,921)   (19,908)    (7,905)   (10,018)
                                            --------   --------   --------   --------   --------
Preferred Stock dividend..................       425      1,114      1,078      1,369      1,795
                                            --------   --------   --------   --------   --------
Loss applicable to Common Stock...........  $    (13)  $ (8,035)  $(20,986)  $ (9,274)  $(11,813)
                                            ========   ========   ========   ========   ========
BASIC AND DILUTED NET INCOME (LOSS) PER
  SHARE
Net loss per share before extraordinary
  item (3)................................  $  (0.66)  $  (0.50)  $  (0.89)  $  (0.13)  $  (0.17)
Net income per share for extraordinary
  item (2)................................      0.66         --         --         --         --
Net loss per share after extraordinary
  item....................................  $  (0.00)  $  (0.50)  $  (0.89)  $  (0.13)  $  (0.17)
                                            --------   --------   --------   --------   --------
Weighted average number of common shares
  outstanding.............................     7,942     16,168     23,493     73,688     68,947
                                            ========   ========   ========   ========   ========
Working Capital (deficit).................  $ 19,070   $  6,545   $  8,235   $    286   $ (6,940)
Total assets..............................    55,022     57,706     47,888     48,852     41,000
Long-term debt (excludes current
  obligations)............................     9,667      6,674     11,500     10,558     11,000
Total debt (4)............................    21,539     24,703     21,541     33,679     38,247
Total stockholders' equity (deficit)......     1,681     (3,900)     5,874     (3,124)   (16,739)

------------------------

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE NUMBERS)

(1) Non-recurring charges for fiscal 2001 were $1,700 related to the write-off of costs incurred for the purchase of computer hardware and software and system programming costs by external consultants. The Company placed this project on hold until adequate capital could be raised. However, with the Company's continuing cash constraints, management is unable to determine when, or if, this project will be resumed. As a result, the Company has written off the previously capitalized cost of $1,700 in fiscal 2001. Non-recurring income was $510 for fiscal 2000. The income consisted of a net recovery of $426 for an outstanding amount owed the Company for the sale of a trademark, $220 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in fiscal year 1999. The aforementioned income was partially offset by $136 for severance pay to a former executive. Non-recurring charges for fiscal year 1999 were $795. These charges consisted of an additional provision for remaining lease obligations for the former corporate offices in New York City, and establishment of a reserve against an outstanding amount owed the Company for the sale of a trademark. Non-recurring charges of $2,419 for the fiscal year ended December 26, 1998 consisted of costs related to certain executive employee severance costs, provision established for the remaining net lease obligation for the former corporate offices in New York City and write-offs of non-operating assets, offset by the recognition of a receivable and the gain on the sale of the Reading, PA outlet store. Non-recurring charges of $300 for the fiscal year ended December 27, 1997 consisted of certain executive employee severance costs.

(2) The recognized gain of $5,245 represents the difference between (a) the recorded value of the Company's obligations under the term loan portion of its previous secured credit facility with First Union National Bank of North Carolina ("First Union") and (b) the fair value of the securities issued in connection with the refinancing of such facility and concurrent recapitalization, less the write-off of deferred finance charges relating to the First Union Loan Agreement and the costs incurred in connection with such recapitalization and refinancing. This gain was applied against the Company's net operating loss carry forward, available after offset may be subject to limitation under the change of control provisions of the Internal Revenue Code.

(3) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share", which requires presentation of basic earnings per share (EPS) and diluted earnings per share and requires the restatement of EPS for all prior periods reported. The Company adopted this statement as of December 27, 1997.

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

(4) Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance in fiscal 2002 of $10,987 (the "Overadvance"). The revolving credit obligations totaled $26,447 as of December 29, 2001.

    In connection with the March Amendment, the Company agreed (i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and
    (ii) such time as the Company has $3,000 in undrawn availability.

    The Loan and Security Agreement was previously amended in August 2001 (the "August Amendment") to reduce the required amortization by $142 per month from December 2001 through December 2002. In accordance with the August Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter. In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950. Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

    In connection with certain previous amendments, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. This obligation is evidenced by a promissory note payable
    January 1, 2004. Therefore, in accordance with this understanding, through December 29, 2001, the Company has incurred $525 in additional fees to CBCC and has issued 2,250,000 warrants to CBCC with share prices ranging from $0.06 to $0.185 per share.

    In December 1999, in connection with the Company's issuance of Series E Convertible Preferred Stock, the Loan and Security Agreement with CBCC was amended (the "December Amendment") to, among other things, (i) extend the maturity date of the facility from October 8, 2002 to December 8, 2004, and
    (ii) increase the amount available under the Term Loan Facility to $11,500.

    Effective October 8, 1997, the Company entered into the Loan and Security Agreement with CBCC, which presently provides for loans to the Company maturing on December 31, 2005, thereby refinancing all amounts owing to First Union. Proceeds of the Loan and Security Agreement were used to pay all of the Company's indebtedness to First Union and to establish working capital lines of credit. In connection with the closing of the Loan and Security Agreement, the Company paid CBCC a facility fee equal to $300. At the closing, two term loans were advanced to the Company in the aggregate principal amount of $10,000.

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

RECENT EVENTS

    The Company has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by capital constraints coupled with the general downturn in the economy and apparel industry. The Company's management remains confident that progress will continue in its reorganization efforts.

    Specifically, in fiscal 1999, capital constraints impacted all aspects of the Company's business including: the ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems, limited marketing investment, and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company took a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Mrs. Hochman and a number of new senior executives addressed the foregoing operating issues by implementing a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue and developing an integrated and focused retail strategy.

    Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continue to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry.

    At December 29, 2001, availability under the Company's Revolving Credit Facility was an overadvance of ($5,206). Pursuant to certain amendments to the Loan and Security Agreement executed in March 2002, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of $10,987 (the "Overadvance"). Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2002 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans, taking into account the $3,000 in additional availability above the requirements of its business plan, as described above. (See Liquidity and Capital Resources.)

FISCAL YEAR END

    The Company's fiscal year ends on the last Saturday in December.

RESULTS OF OPERATIONS

(COMPARISON OF THE 52-WEEK FISCAL YEAR ENDED DECEMBER 29, 2001 WITH THE 53-WEEK FISCAL YEAR ENDED DECEMBER 30, 2000)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET REVENUES

    Net revenues for the fiscal year ended 2001 amounted to $81,758 a decrease of $3,535, or 4.1% from $85,293 for the fiscal year ended 2000. Danskin activewear net revenues, which include the Company's retail operations, decreased $2,293, to $54,989 or 4.0%, in fiscal 2001 from $57,282 in fiscal 2000. The decreased revenues are primarily due to lower sales in the retail and outlet stores as a result of fewer stores and decreased traffic in existing stores, lower private label and closeout sales and the effect of the extra week in the fiscal year ended 2000. Weakness in the overall economy and drop in consumer confidence and spending in the aftermath of the September 11 terrorist attack had a negative effect on the Company's results during the fourth quarter of fiscal 2001. These decreases were partially offset by higher sales for the Danskin-Registered Trademark- brand and the Zen Sport line for the fiscal year ended 2001.

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

    Sales in the Danskin Division's retail stores were $12,543 for fiscal 2001, a decrease of $1,307 or 9.4% from $13,850 for fiscal 2000, which included an extra week of sales. Comparable retail store sales declined 5.0% for 2001. The retail and outlet stores have been impacted by softness in the marketplace for its existing stores resulting in lower customer traffic and sales. As of December 29, 2001, the Company has two full price stores, 29 permanent outlet stores and three temporary stores in 18 states. There is a net four fewer stores during fiscal 2001 versus fiscal 2000 resulting in lower total retail sales for the current year. In addition, the extra week of sales for fiscal 2000 contributed to the shortfall in sales. To address these declines, and to enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. In this regard, during the fiscal year ended December 29, 2001, the Company has closed two permanent outlet stores. In addition, during fiscal 2001, the Company opened four temporary stores, with month-to-month leases, to generate additional volume during the Back-to-School sales period. Sales for these temporary stores for fiscal 2001 were $452. Of the four temporary stores opened during the fiscal year, one store was closed in December 2001 and another store was closed in January of 2002.

    Pennaco legwear revenues amounted to $26,769 for fiscal 2001, a decrease of $1,242, or 4.4%, from the prior fiscal year sales of $28,011. The decrease in legwear revenues versus the prior fiscal year is primarily attributable to the lower sales for the Givenchy(-Registered Trademark-) and Round the Clock(-Registered Trademark-) brands due to continued weakness in the sheer hosiery market. In addition, sales for Custom Collection or private label customers were significantly lower for fiscal 2001 compared to fiscal 2000. These decreases were partially offset by incremental sales generated from the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) brands, licensed to the Company in May 2000 (discussed below). In addition, fiscal 2000 included an extra week of sales compared to fiscal 2001. Net revenues for the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) products for fiscal 2001 were $4,002 and $5,838, respectively compared to $3,214 and $3,811 respectively for fiscal 2000. The Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) brands did not commence shipping until the latter half of the second quarter of fiscal 2000.

    Management believes that the Company is positioned to take advantage of consolidation opportunities in the hosiery industry. In this regard, effective May 5, 2000, the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(-Registered Trademark-) label among others. The agreement provides that Pennaco has the exclusive right and license to use the Ellen Tracy(-Registered Trademark-) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. The license was previously held by Ridgeview, Inc.

    In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee highs under the Evan Picone(-Registered Trademark-) label. This agreement provides that Pennaco has the exclusive right and license to use the Evan Picone(-Registered Trademark-) trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery and knee highs in the United States and Canada. The license was previously held by Ridgeview, Inc.

    The Company presently anticipates that, together, the sales of product under the Evan Picone(-Registered Trademark-) and Ellen Tracy(-Registered Trademark-) labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan Picone(-Registered Trademark-) and Ellen Tracy(-Registered Trademark-) labels for fiscal year 2001 were $9,840.

    Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts both domestic and international. In addition, opportunities exist for niche products and in the growing specialty and dot.com channel segments, as well as in a more focused strategy by management.

GROSS PROFIT

    Gross profit increased by $204 or 0.8% to $24,869 for fiscal 2001 compared to $24,665 for fiscal 2000 despite overall lower level of sales for the Company. Gross profit, as a percentage of net revenues, increased to 30.4% for fiscal 2001 compared to 28.9% for fiscal 2000.

    Danskin activewear gross profit, as a percentage of net revenues, increased to 35.8% for fiscal 2001 versus 32.6% of net revenues for fiscal 2000. The fiscal year 2001 improvement in margins was primarily due to a higher mix percentage of Danskin brand product versus lower margin private label products and closeout sales, increased royalty income, decreased design and product development expenses and reduced overall product cost due to cost reductions and improved efficiencies in the Company's manufacturing facility and more efficient offshore sourcing of production.

    The Danskin Division's retail stores' gross profit, as a percent of net revenues, for fiscal 2001 was 55.4% compared to 54.2% for fiscal 2000. The fiscal 2001 improvement is principally attributable to better inventory controls, an improved assortment of higher margin products and lower levels of aged inventory.

    Pennaco legwear gross profit was $5,169 or 19.3% of net revenues for fiscal 2001, a decrease of $796 or 13.3% from the fiscal 2000 gross profit of $5,965 or 21.3% of net revenues. The gross profit decrease for fiscal 2001 is primarily attributable to unfavorable manufacturing variances generated at the Grenada, MS facility related to reduced production volumes for the Round-the-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands and custom collection customers as well as incremental costs incurred from integrating the Evan Picone(-Registered Trademark-) and the Ellen Tracy(-Registered Trademark-) licenses described above.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

    The Company continues to review its selling, general and administrative expenses to reduce expenses and its infrastructure to right-size the organization. This encompasses implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes, as well as significant head count reductions at all divisions. As indicated previously, the Company has also streamlined retail operations to reduce operating costs.

    Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $675 or 2.3%, to $29,096, or 35.6% of net revenues in fiscal 2001 compared to $29,771 or 34.9% of net revenues for fiscal 2000. The net decrease for fiscal 2001 was the result of lower retail/ outlet store expenses related to having four fewer stores compared to fiscal 2000, partially offset by higher selling, marketing, sales promotions and distribution expenses for the wholesale business. The increased selling and marketing expenses are primarily attributable to hiring additional sales management and independent sales representatives to increase geographic coverage, grow the brands and increase channels of distribution. Selling, general and administration expenses, excluding retail store operating costs, increased $141, or 0.7%, to $19,518, or 28.2% of net revenues, for fiscal 2001, from $19,377, or 27.1% of net revenues, for fiscal 2000.

NON-RECURRING CHARGES (INCOME)

    Non-recurring charges for fiscal 2001 were $1,700 primarily related to the write-off of costs incurred for the purchase of computer hardware and software and system programming costs by external consultants. The Company placed this project on hold until adequate capital could be raised, however with the Company's continuing cash constraints, management is unable to determine when or if this project will be resumed. As a result, the Company has written off the previously capitalized cost of $1,700 in fiscal 2001.

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

INTEREST EXPENSE

    Interest expense amounted to $4,051 for fiscal 2001 and $3,289 for fiscal 2000. The higher interest expense for fiscal 2001 is due primarily to an average higher level of debt and higher financing expenses related to the Overadvance, partially offset by lower interest rates. Fiscal 2001 interest expense includes non cash charges for warrants issued in accordance with modifications of the Company's debt agreements of $140, as compared to $0 in 2000, as well as bank fees of $525 in 2001 compared to $0 in 2000. The Company's effective interest rate was 10.6% for fiscal 2001 versus 11.2% for fiscal 2000.

INCOME TAX PROVISION

    The Company's income tax provision rates differed from the Federal statutory rates due to the incurrence of net operating losses for which the benefit was offset by valuation allowances and the effect of state taxes for the fiscal years 2001 and 2000. The Company's net deferred tax balance was $0 at both fiscal 2001 and 2000.

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

NET LOSS

    As a result of the foregoing, the net loss was $10,018 for fiscal 2001 compared to the net loss of $7,905 for fiscal 2000.

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

    Net revenues for the fiscal year ended 2000 amounted to $85,293, a decrease of $3,199, or 3.6% from $88,492 for the fiscal year ended 1999. Danskin activewear net revenues, which include the Company's retail operations, decreased $3,837, to $57,282 or 6.3%, in fiscal 2000 from $61,119 in fiscal 1999. The decreased revenues are primarily the result of lower sales volumes in private label businesses, international accounts, the discontinued packables line and fewer company retail and outlet stores. This decrease was partially offset by the extra week in fiscal 2000 compared to fiscal 1999.

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

    Pennaco legwear revenues amounted to $28,011 for fiscal 2000, an increase of $638, or 2.3%, from the prior fiscal year sales of $27,373. The increase in legwear revenues versus the prior fiscal year is primarily attributable to the incremental sales generated from the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) brands, as discussed below, since May 2000. These increases were partially offset by lower sales in the

Round-the-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands as well as lower levels of closeouts and irregulars compared to fiscal 1999, offset by the extra week in fiscal 2000. Revenues for fiscal 2000 for the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) products were $3,214 and $3,811, respectively.

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

    The Company presently anticipates that, together, the sales of product under the Evan Picone(-Registered Trademark-) and Ellen
Tracy(-Registered Trademark-)labels will generate revenue of approximately $10,000 on an annualized basis. Sales of product under these licenses began during the second fiscal quarter 2000. Total sales for the Evan Picone(-Registered Trademark-) and Ellen Tracy(-Registered Trademark-) labels for fiscal year 2000 were $7,025.

    Management believes that opportunities exist for margin and revenue improvement for market right products and programs in niche and occasion-oriented sheer hosiery and through expanded distribution. Accordingly, the Company has initiated a program of product development focused on these product segments and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty and dot.com channel segments, as well as in a more focused strategy by new management. Among new niche products being offered is Passion Privee(-Registered Trademark-)which has been well received.

GROSS PROFIT

    Gross profit was $24,665 or 28.9% of net revenues for fiscal 2000, an increase of $2,100 from the fiscal 1999 gross profit of $22,565 or 25.5% of net revenues. Despite improvements made in margins, the margins for the fiscal year ended December 30, 2000 were adversely affected by the capital constraints experienced during fiscal 1999, which resulted in an increased cost of inventory and an aggressive program to dispose of excess and aged inventory.

    Danskin activewear gross profit, as a percentage of net revenues, increased to 32.6% for fiscal 2000 versus 27.4% of net revenues for fiscal 1999. The fiscal year 2000 improvement in margins was primarily due to an improved mix of high margin Danskin(-Registered Trademark-) brand sales and retail store sales versus the discontinued packables line and lower margin private label programs, decreased design and product development expenses and reduced customer dilution through better control of customer markdown allowances and reduced obsolescence expense when compared to fiscal year 1999.

    Pennaco legwear gross profit was $5,965 or 21.3% of net revenues for fiscal 2000, an increase of $145 or 2.5% from the fiscal 1999 gross profit of $5,820 or 21.3% of net revenues. The gross profit increase for fiscal 2000 is primarily attributable to the incremental sales from the licensing of the Ellen Tracy(-Registered Trademark-) and Evan Picone(-Registered Trademark-) labels, offset by the lower volume sales from the Round-the-Clock(-Registered Trademark-) and Givenchy(-Registered Trademark-) brands. Despite capital constraints experienced during 2000, Pennaco legwear was able to maintain the same gross profit percentage of sales as achieved in fiscal 1999 through the initiation of a program to phase-out unprofitable styles within its existing lines, implementation of an aggressive cost improvement program at the manufacturing facility and price increases on Round-the
Clock(-Registered Trademark-) products.

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

    Selling, general and administrative expenses, which include retail store operating costs including rents, decreased $6,425, or 17.8%, to $29,771, or 34.9% of net revenues in fiscal 2000 compared to $36,196 or 40.9% of net revenues for fiscal 1999. Selling, general and administration expenses, excluding retail store operating costs, decreased $3,124, or 13.9%, to $19,377, or 27.1% of net revenues, for fiscal 2000, from $22,501, or 31.4% of net revenues, for fiscal 1999. The decrease in expenses for 2000 was principally a result of a reduction in sales promotions and advertising, selling and administrative costs, as well as closing unprofitable outlet/retail stores.

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

SEASONALITY

    In the fiscal years ended December 29, 2001 and December 30, 2000, the Spring and Fall season, shipped in the first and third quarter, respectively, continued to generally represent the best volume period for activewear and legwear.

    The following table summarizes the net revenues, operating loss before non-recurring charges (income), interest and taxes and net loss of the Company before preferred stock dividends, for each of the fiscal March, June, September and December quarters in the last two fiscal years:

                                                          MARCH       JUNE     SEPTEMBER   DECEMBER
                                                         --------   --------   ---------   --------
                                                               FOR THE FISCAL QUARTERS ENDED
                                                         ------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
2001
Net Revenues...........................................  $22,093    $19,718     $21,718    $18,229
Loss before non-recurring (income), interest and
  taxes................................................   (1,118)    (1,274)         65     (1,900)
Net loss...............................................   (2,080)    (2,226)     (1,138)    (4,574)

2000
Net Revenues...........................................  $21,204    $20,652     $21,554    $21,883
Loss before non-recurring (income), interest and
  taxes................................................   (1,232)    (1,178)     (1,256)    (1,440)
Net loss...............................................   (1,935)    (1,268)     (2,164)    (2,538)

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

    Net cash flow used in operations decreased by $7,896 to $4,118 for fiscal 2001, from a use of cash in operations of $12,014 in fiscal 2000, principally attributable to the operating loss in fiscal 2001, decreases in accounts payable and accrued expenses, decreases in accounts receivable and inventories. The maximum borrowings under the Company's revolving line of credit were $29,426 during the fiscal year ended December 29, 2001. Availability was an overadvance of ($5,206) as of December 29, 2001.

    Working Capital was a deficit of ($6,940) at December 29, 2001 compared to $286 at December 30, 2000. The change in working capital is primarily attributable to an increase of $4,068 in the Company's revolving line of credit to fund the net loss, capital expenditures, decreases in accounts payable and accrued expenses offset by decreases in inventory and accounts receivable.

    As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company (i) has implemented a cost savings strategy

Company-wide which has resulted in, and the Company believes will continue to produce, reductions in the Company's infrastructure expenses, (ii) has taken actions to increase the revenue of each of its operating segments, including selling to new customers and entering into new licensing arrangements, and
(iii) has amended its secured credit facility from time to time, to provide the Company with the liquidity it needs to meet its business plans. In addition, the Company is currently seeking to raise additional capital through the sale of debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes.

    Effective October 8, 1997, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on December 31, 2005. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority interest in all present and future assets of the Company.

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

    The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans, plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance of $10,987 (the "Overadvance").

    In connection with the March Amendment, the Company agreed (i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and
(ii) such time as the Company has $3,000 in undrawn availability.

    The Loan and Security Agreement was previously amended in August 2001 (the "August Amendment") to reduce the required amortization by $142 per month from December 2001 through December 2002. In accordance with the August 2001 Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter. In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950. Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

    In addition to its other provisions, the August Amendment also provided that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to an amendment executed in March 2001, as set forth below, would be evidenced by a promissory note subsequently amended to be payable January 1, 2004, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2003. In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support.

    In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore, in accordance with this understanding, through December 29, 2001, the Company has incurred $525 in additional fees to CBCC and has issued 2,250,000 warrants to CBCC with share prices ranging from $0.06 to $0.185 per share.

    The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Company must maintain a tangible net worth of not less than a net deficit of ($24,156) as of December 29, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At
December 29, 2001 the Company's tangible net worth was a deficit of $(17,231.) The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal year ended December 29, 2001.

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

    In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, subject to adjustment in certain circumstances. The Series E Stock also contains a "reset" provision which provides that if, at the eighteen (18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty day period prior to such date (the "Reset Period")) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price. At the Reset Period, the Market Price of the Common Stock was $0.18 per share. Therefore, as a result of the reset provision, the conversion rate for the Series E Stock was adjusted from 16,129 shares of Common Stock to 27,778 shares of Common Stock, for each share of Series E Stock so converted.

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

    The Company expects to finance its long-term growth, working capital requirements, capital expenditures, management information systems upgrades, and debt service requirements through a combination of cash provided from operations and bank credit lines. The Company will require additional capital and/or financing, however, for the development of any new business or programs.

    The following tables summarize the Company's contractual and commercial obligations as of December 29, 2001:

                                                                PAYMENTS DUE BY PERIOD
                                          -------------------------------------------------------------------
                                          TOTAL      LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
CONTRACTUAL OBLIGATIONS                   -----      ----------------   ---------   ---------   -------------
                                                                (DOLLARS IN THOUSANDS)
Long-term Debt..........................  $11,800         $  800         $11,000          0            0

Capital Leases..........................        0              0               0          0            0

Operating Leases........................  $12,643         $3,597         $ 5,789     $2,494         $763

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      ------------------------------------------------------------------------
                                      TOTAL AMOUNTS
                                      COMMITTED       LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
OTHER COMMERCIAL COMMITMENTS          -------------   ----------------   ---------   ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Working Capital Facility............     $26,447           $26,447           0           0              0

Merchandise Letters of Credit.......     $   553               553           0           0              0

Standby Letters of Credit...........     $   621                 0           0           0           $621

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

    The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin-Registered Trademark- by continuing to develop new and innovative activewear, dancewear and legwear products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and nontraditional channels of distribution.

    The Company continues to pursue a "Primary Resource Strategy," moving Brand Danskin-Registered Trademark- beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin-Registered Trademark- to the consumer beyond "activewear" to one of "active lifestyle." New innovation initiatives launched in 2001 for selling during the Spring and Fall 2002 seasons included O2
Performance-Registered Trademark-, Danskin Yoga and Denise
Austin-Registered Trademark- by Danskin-Registered Trademark-. Additionally, the Company launched a new license with New York City Ballet-Registered Trademark-to develop innovative contemporary dance apparel. The Company continues to expand the visibility of Brand Danskin-Registered Trademark- beyond its traditional channels of distribution to alternative channels such as the internet (both direct to consumer selling and select retailer sites), direct mail, and home shopping television channels.

    The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, in fiscal year 2000 the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy-Registered Trademark- label. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of legwear under the EvanPicone-Registered Trademark- label.

    The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

    The Company developed, and is implementing, an integrated Internet strategy in 2001 and beyond. The strategy is predicated upon the strong recognition of Brand Danskin-Registered Trademark- and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin-Registered Trademark-'s high recognition and credibility present a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

    Phase I of Danskin.com was completed during the second quarter of fiscal year 2001, dramatically expanding the consumer's ability to connect with the Company, finding retail locations to purchase Danskin products, directly purchasing plus-sized apparel which is particularly hard to find, and accessing information on the Danskin Women's Triathlon Series, the most popular and largest multisport series in the world exclusively for women, which is beginning its 13th year in 2002.

    The Triathlon Series is a tremendous content opportunity in its own right with 190 million reach through media exposure, community involvement and participant's inspirational stories. Danskin sponsors "grass roots" programs in each of seven race cities (Seattle, Sacramento, Denver, Austin, Boston, Chicago, Orlando) that will be improved through interactive activities on Danskin.com. The

"MentorMentee" program allows first time entrants to receive support and advice from past participants and is only possible in a meaningful way through internet communication. Team Survivor is Danskin's program to support breast cancer survivors with free specialized coaching and training to prepare for the race. For the first time in 2001, Danskin.com enabled participants to register online for a Danskin race. Danskin.com also enhances the sponsorship opportunities available to partners of the Danskin Women's Triathlon Series, including Dove, Ryka, Shape, Timex and Dupont, linking our active women to their websites.

    Phase II of Danskin.com launched during March 2002 initiating a unique business-to-business site for dance and specialty stores seeking Danskin products. The Company recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be reordered for theatrical productions and team uniforms (a quick-growing market for young women). The combination of the In-Stock program and a business-to-business Internet site should significantly increase the Company's business opportunities by providing a strong support to the independent representative sales force serving this channel of distribution.

    In addition to the foregoing, with the addition of licenses for fitness equipment and socks under the Danskin-Registered Trademark- Brand, along with women's and girl's activewear, and socks and girls intimate apparel under the Freestyle-Registered Trademark- brand, the Company is aggressively seeking to increase its presence at retail by continuing to explore various licensing opportunities for Brand Danskin-Registered Trademark- and Freestyle-Registered Trademark-. The Company also continues to pursue a strategy to increase its presence in international markets.

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

    CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION BELOW, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2002, OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO BELOW, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding the Company's directors and executive officers:

NAME                          AGE                           POSITION
----                        --------   ---------------------------------------------------
Donald Schupak                 57      Chairman of the Board
  (1)(3)(4)...............
Carol J. Hochman (1)......     51      President, Chief Executive Officer and Director
John A. Sarto.............     50      Executive Vice President and Chief Financial
                                       Officer
Margaret B. Pritchard.....     39      Secretary, General Counsel and Senior Vice
                                       President, Business Development
Andrew J. Astrachan            42      Director
  (1)(4)..................
James P. Jalil (1)(2).....     53      Director
Nina McLemore (4).........     56      Director
Henry T. Mortimer, Jr.         59      Director
  (2).....................
Larry B. Shelton (2)......     67      Director

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

    CAROL J. HOCHMAN, age 51, became the Chief Executive Officer of the Company in June 1999. Prior to joining the Company, Ms. Hochman served as the Group President for Accessories at Liz Claiborne, Inc. Prior to Liz Claiborne,
Ms. Hochman spent six years in the International Division of May Department Stores.

    NINA MCLEMORE, age 56, has been a director of the Company since
September 1997. She is a Senior Managing Partner of Regent Capital Partners, L.P., a private investment firm. She previously served as a member of the Executive Committee of Liz Claiborne, Inc. from 1989 to 1993 and was responsible for acquisitions, start-ups and new business opportunities in 1993. Prior to that, Ms. McLemore was President of Liz Claiborne Accessories from 1980 to 1992. She serves as a Director for Santa Monica Amusements, Inc. and Evercom, Inc.

    CLASS II

    Directors in Class II will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

    ANDREW J. ASTRACHAN, age 42, has been a director of the Company since September 1997. He is the President and founder of Onyx Partners, Inc., an investment bank. From 1985 to 1990, Mr. Astrachan was employed at Drexel, Burnham & Lambert. Prior to that, he was a Vice President at Salomon Brothers Inc. from 1981 to 1985.

    JAMES P. JALIL, age 53, has been a director of the Company since September 1997. He has been a senior corporate partner with the law firm of Shustak Jalil & Heller since 1992. Prior to that, Mr. Jalil was a corporate partner at Lane & Mittendorf from 1982 to 1992.

    HENRY T. MORTIMER, JR., age 59, has been a director of the Company since August 1992. He has been a Managing Director of Financial Security
Assurance, Inc., a financial guarantee insurance company since 1985. Previously, he was a Senior Vice President of E.F. Hutton & Co., Inc. in its investment banking department. In addition, he is currently a director of Tipiak, S.A., a French food manufacturing company.

    CLASS III

    Directors in Class III will continue to serve as directors until they are proposed for reelection at the next annual meeting of stockholders.

    DONALD SCHUPAK, age 57, has been a director of the Company since
October 1996 and became the Chairman of the Board of Directors in March 1997. He is the Chief Executive Officer of the Schupak Group, an organization that provides strategic planning, management consulting and corporate finance services to a variety of clients. Mr. Schupak founded the Schupak Group in 1980. From September 1988 through September 1990, he served as Chairman, Chief Executive Officer and President of Horn & Hardart Company N/K/A Hanover Direct. From 1971 through 1980, Mr. Schupak was actively engaged in the practice of law with Schupak, Rosenfeld & Fischbein, a New York City law firm founded by
Mr. Schupak.

    LARRY B. SHELTON, age 67, has been a director of the Company since
October 1994. He is a retired as President and Chief Operating Officer of Genesco, Inc., an apparel and footwear company, having served in that organization for over 35 years in various management capacities. He has long been active in the apparel industry, having served as Chairman of the Board of The American Apparel Manufacturing Association and as a board member of The Clothing Manufacturers Association.

    Effective February 26, 2002, David Chu resigned from the Board of Directors.

OFFICERS

    JOHN A. SARTO has been the Executive Vice President and Chief Financial Officer of the Company since January 2000, having previously acted as an internal financial consultant since July 1999. Prior to joining Danskin, Mr. Sarto was Senior Engagement Manager for the Schupak Group, the merchant banking and consulting firm headed by the Company's Chairman, Donald Schupak from December 1998. From 1994 to 1997, Mr. Sarto was the Chief Financial Officer at SLM International, Inc. where he was brought in to help restructure the troubled Canadian sporting goods/ toy company. From 1988 to 1993, Mr. Sarto was the Chief Financial Officer at Brooke Group Ltd., a multi-billion dollar, diversified holding company. Prior to that, Mr. Sarto was Vice President, Corporate Controller of Mastercard International from 1987 to 1988. Mr. Sarto is a Certified Public Accountant.

    MARGARET B. PRITCHARD has been the Senior Vice President, Business Development of the Company since June 1, 1997. Ms. Pritchard has also been the General Counsel of the Company since October 1,

1997, having previously served as the Company's Assistant General Counsel since June 1, 1997. She was appointed Secretary of the Company by the Board of Directors on December 10, 1997. Prior to joining the Company, Ms. Pritchard was associated with the law firm of Fried, Frank, Harris, Shriver & Jacobson in New York.

    Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to Fiscal 2001. Based on information available to it, the Company does not believe that the Company's officers, directors or 10% holders have changed their ownership positions.

BOARD OF DIRECTORS AND BOARD COMMITTEES

    The Board of Directors formally met two times in fiscal 2001. In addition, individual members of the Board met informally numerous times throughout fiscal 2001 to monitor the Company's activities and operations, in light of the continuing capital constraints experienced by the Company.

    The Board of Directors has an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

    The Executive Committee is generally empowered to act on behalf of the Board of Directors when the Board is not convened in meeting. The members of the Executive Committee consist of Donald Schupak, Carol J. Hochman, James P. Jalil and Andrew J. Astrachan. The Executive Committee held several informal meetings during fiscal 2001, in light of the capital constraints experienced by the Company.

    The Audit Committee is generally responsible for recommending the appointment of the Company's independent auditors and overseeing the accounting and internal audit functions of the Company, including reviewing, with the Company's independent auditors, (i) the general scope of their audit services and the annual results of their audit, (ii) the reports and recommendations made to the Audit Committee by the independent auditors, and (iii) the Company's internal control structure. The members of the Audit Committee consist of Larry
B. Shelton, Henry T. Mortimer and James P. Jalil. The Audit Committee held one meeting during 2001.

    The Compensation Committee is generally responsible for reviewing and making recommendations to the Board of Directors concerning remuneration of the Company's key employees, including executive officers. The Compensation Committee also grants stock options pursuant to the Stock Option Plan. Presently, the sole member of the Compensation Committee is Donald Schupak. The Compensation Committee did not take any action during 2001.

    The Nominating Committee is generally responsible for recommending appropriate individuals to serve as members of the Board of Directors. The members of the Nominating Committee consist of Donald Schupak, Andrew J. Astrachan and Nina McLemore. The Nominating Committee did not meet during 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning the compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company (each, a "named executive officer"). The Company had three executive officers during the fiscal year ended December 29, 2001 ("fiscal 2001").

                                                                           OTHER ANNUAL     STOCK      ALL OTHER
                                           FISCAL     SALARY     BONUS     COMPENSATION    OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR       ($)        ($)          ($)           (#)          ($)
---------------------------               --------   --------   --------   ------------   ---------   ------------
Carol J. Hochman........................    2001     425,000          0             0             0        2,625(1)
  President, Chief Executive Officer        2000     425,000          0             0             0        2,625(1)
                                            1999     237,020     86,500             0     5,040,000      232,452(1)

John A. Sarto...........................    2001     275,000          0             0             0        6,360(2)
  EVP, Chief Financial Officer              2000     275,000     53,000             0             0        5,323(2)
                                            1999     129,112     50,000             0     1,582,400        1,959(2)

Margaret B. Pritchard...................    2001     220,000          0             0             0        2,200(3)
  SVP, Secretary, General Counsel           2000     220,000          0             0             0        2,200(3)
                                            1999     203,077          0             0       550,000        2,036(3)

------------------------

(1) Amounts shown as "All Other Compensation" for Ms. Hochman include
    (i) $230,000 attributable to a stock grant in fiscal 1999, and (ii) a $2,625 contribution by the Company in each of 2000 and 2001, and a $2,452 contribution by the Company in 1999, as the 25% matching contribution for the first 4% of earnings contributed by Mrs. Hochman to the Company's Savings Plan, a tax qualified plan covering full-time salaried employees over the age of 21 (the "Savings Plan"). The Savings Plan allows participants to elect to make contributions, on a pre-tax basis, from 1% to 15% of their compensation, subject to applicable Internal Revenue Code limitations, and the Company is required to make a matching contribution equal to 25% of the participant's contributions up to 4% of such compensation. A participant becomes 33% vested in the matching contributions after three years of service, 66 2/3% after four years of service and 100% after five years of service.

(2) Amounts shown as "All Other Compensation" for Mr. Sarto include (i) a premium paid by the Company with respect to a long term disability policy for the benefit of Mr. Sarto in the amount of $900 in each of 2001 and 2000 and $415 in 1999, (ii) a premium paid by the Company in respect of a life insurance policy for the benefit of Mr. Sarto in the amount of $2,835 in each of 2001 and 2000, and (iii) a $2,625, a 1,588 and a $1,544 matching contribution to the Savings Plan in 2001, 2000 and 1999, respectively.

(3) Amounts shown as other compensation for Ms. Pritchard include a $2,200, $2,200, and a $2,036 matching contribution to the Savings Plan in 2001, 2000 and 1999, respectively.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    In fiscal 2001, none of the named executive officers received a stock option grant.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table shows information for fiscal 2001 respecting stock options for each named executive officer.

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

------------------------

(1) 951,850 options are presently exercisable.

(2) The value of an unexercised option at December 29, 2001 is determined by subtracting the exercise price of such option from the market value of a share of Common Stock on December 29, 2001, as published by the National Quotation Bureau.

EMPLOYMENT AGREEMENTS

    CAROL J. HOCHMAN. Effective June 1999, the Company reached an agreement with Carol J. Hochman concerning the terms and conditions of her employment by the Company as President and Chief Executive Officer of the Company through June 30, 2004, subject to earlier termination for death, resignation or removal. Mrs. Hochman's annual base salary is $425,000. She is entitled to receive an annual performance bonus of up to 100% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Mrs. Hochman and upon approval of the budget for the respective fiscal year. Under Mrs. Hochman's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment without "cause" (as defined), or she resigns by reason of a `change of control' (as defined), the Company will be obligated to continue her base salary payments and benefits for a period of one year, and she will be entitled to a performance bonus in an amount equal to, depending upon the circumstance of her resignation or termination, fifty percent (50%) to one-hundred percent (100%) of the previous year's performance bonus.

    In accordance with the terms of her employment agreement, effective December 8, 1999, Mrs. Hochman received a grant of one million shares of Common Stock of the Company.

    In addition, as of December 8, 1999, and in accordance with the terms of her employment arrangement, the Company issued Mrs. Hochman options to purchase 5,040,000 shares of common Stock of the Company for $0.27 per share. The options vest in accordance with a performance based vesting schedule. Specifically, the options are divided into six traunches, each of which will vest approximately ten years from the date of issuance, subject to accelerated vesting if the Company achieves certain EBIT levels. As of December 29, 2001, none of such options vested.

    JOHN A. SARTO. As of July 8, 1999, the Company entered into an employment agreement with John A. Sarto, employing him as an internal financial consultant through January 2000, and thereafter, as Executive Vice President, Chief Financial Officer of the Company through July 1, 2002, subject to earlier termination for death, resignation or removal. Mr. Sarto's annual base salary is $275,000. He is entitled to receive an annual performance bonus of up to 75% of his base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Mr. Sarto and upon approval of the budget for the respective fiscal year. Under Mr. Sarto's agreement, if he resigns his employment for "good reason" (as defined), if the Company terminates his employment without "cause" (as defined), or he resigns by reason of a "change of control" (as defined), the Company will be obligated to continue his base salary payments and benefits for a period of two years, and he will be entitled to a pro rata portion of his performance bonus.

    In accordance with the terms of his employment agreement, Mr. Sarto received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and fifty thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest in accordance with a performance based vesting schedule. As of December 29, 2001, 583,100 of such options are vested.

    MARGARET B. PRITCHARD. As of October 26, 1999, the Company entered into an employment agreement with Margaret B. Pritchard, employing her as Senior Vice President, General Counsel of the Company from October 26, 1999 through
October 31, 2002, subject to earlier termination for death, resignation or removal. Ms. Pritchard's annual base salary is $220,000. She is entitled to receive an annual performance bonus of up to 50% of her base salary as determined by the Board of Directors, in its sole discretion, based on such quantitative and qualitative initiatives as identified by the Board upon consultation with Ms. Pritchard and upon approval of the budget for the respective fiscal year. Under Ms. Pritchard's agreement, if she resigns her employment for "good reason" (as defined), if the Company terminates her employment without "cause" (as defined), or she resigns by reason of a "change of control" (as defined), the Company will be obligated to continue her base salary payments and benefits for a period eighteen months, and she will be entitled to a pro rata portion of her performance bonus.

    Over the course of her employment, Ms. Pritchard has received options to purchase an aggregate of 775,000 shares of Common Stock of the Company at strike prices ranging from $0.27 to $1.62. As of December 29, 2001, 368,750 of such options are vested.

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

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company are not compensated for serving as directors. Directors who are not employees of the Company receive an annual retainer fee of $12,000, plus fees of $1,000 per day for attendance at meetings of the Board of Directors and $500 per day for attendance at meetings of its committees. Each of the directors appointed to the Board by Danskin Investors, LLC in 1997 has agreed to waive receipt of such amount until such time as they, as a group, direct the Company to the contrary. All non-employee directors of the Company are reimbursed for out-of-pocket expenses. In addition, each non-employee director receives, upon such person's initial election as a director, a grant of an option to purchase 50,000 shares of the Common Stock under the Stock Option Plan at fair market value, exercisable in three equal installments on the first, second and third anniversaries of the grant date. Although Mr. Schupak does not receive a salary from the Company, the Company provides for a payment of $10,000 per month to an entity designated by Mr. Schupak to defray his office overhead, and he is entitled to reimbursement of reasonable travel and other expenses incidental to the performance of his duties as Chairman of the Board of Directors.

CERTAIN TRANSACTIONS

    On September 22, 1997, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, a Warrant (the "Schupak Warrant") for the purchase of 5,372,315 shares of

Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. In consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of (x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, each of David Chu, a former director of the Company, and Nina McLemore, a director of the Company, purchased from the Company, for $14,815 and $29,607 respectively, a warrant for the purchase of 795,900 shares of Common Stock and 1,591,797 shares of Common Stock, respectively, at an exercise price of $.30 per share. Ms. McLemore subsequently assigned 803,400 of such warrants.

    In accordance with the terms of her employment agreement, effective December 8, 1999, Ms. Hochman received a grant of one million shares of Common Stock of the Company.

    In connection with an amendment to the Company's Loan and Security Agreement in August 2001, the Company's lender, Century Business Credit Corporation, requested a "good faith" participation in the credit by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support. The additional funds of $200 were received in September 2001 and are accounted for as current portion of long term debt.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 1, 2002, regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director and each named executive officer; and (iii) all executive officers and directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. On March 1, 2002, there were outstanding 68,945,454 shares of Common Stock (excluding 1,083 shares held by a subsidiary of the Company) and 3,042 shares of Series E Preferred Stock.

    BENEFICIAL OWNERSHIP OF SECURITIES AS OF MARCH 1, 2001

                                                           BENEFICIAL OWNERSHIP
                               ----------------------------------------------------------------------------
      NAME AND ADDRESS                AMOUNT AND NATURE OF BENEFICIAL         PERCENT OF OUTSTANDING VOTING
     OF BENEFICIAL OWNER                         OWNERSHIP                             SECURITIES
-----------------------------  ---------------------------------------------  -----------------------------
Marbre Services (1)..........  18,738,635 Common Stock                                    24.14%
  10100 Santa Monica Blvd      200 Series E Preferred Stock                                6.57%
  Los Angeles, CA 90067

Alpine Associates (2)........  17,053,388 Common Stock                                    22.25%
  100 Union Avenue             175 Series E Preferred Stock                                5.75%
  Cresskill, NJ

Regent Capital Holdings, Inc.  16,516,395 Common Stock                                    21.90%
  (3)........................  120 Series E Preferred Stock                                3.94%
  505 Park Avenue
  Suite 1700
  New York, New York 10022

S.G. Cowan (4)...............  16,666,800 Common Stock                                    19.47%
  32 Old Slip                  600 Series E Preferred Stock                               19.72%
  New York, NY 10004

Andrew J. Astrachan (5)......  10,883,231 Common Stock                                    14.37%
                               200 Series E Preferred Stock                                6.57%

Charles Dolan (6)............  11,111,200 Common Stock                                    13.88%
  c/o Cable Vision             400 Series E Preferred Stock                               13.15%
  1111 Stewart Avenue
  Bethpage, NY 11714

Donald Schupak (7)...........  5,898,315 Common Stock                                      7.88%
                               0 Series E Preferred Stock

David Chu (8)................  5,588,798 Common Stock                                      7.85%
  610 Park Avenue              40 Series E Preferred Stock                                 1.31%
  New York, New York

Carol J. Hochman (9).........  2,824,900 Common Stock                                      3.99%
                               50 Series E Preferred Stock                                 1.64%

Nina McLemore (10)...........  1,039,648 Common Stock                                      1.49%
                               0 Series E Preferred Stock

James P. Jalil (11)..........  83,333 Common Stock                                            *
                               0 Series E Preferred Stock

Henry T. Mortimer, Jr.         63,333 Common Stock                                            *
  (11).......................  0 Series E Preferred Stock

John A. Sarto (11)...........  583,100 Common Stock                                           *
                               0 Series E Preferred Stock

Margaret B. Pritchard (11)...  368,750 Common Stock                                           *
                               0 Series E Preferred Stock

Larry B. Shelton (11)........  63,333 Common Stock                                            *
                               0 Series E Preferred Stock

All Directors and............  27,396,741 Common Stock                                    31.22%
  Executive Officers as a      240 Series E Preferred Stock                                9.53%
  Group
  (10 persons) (12)

--------------------------

* Percentage of shares of Common Stock beneficially owned does not exceed one percent of the class of Common Stock.

(1) The amount shown as Common Stock includes (a) 5,555,600 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 3,126,667 shares of Common Stock underlying presently exercisable Warrants. Each shares of Series E Preferred Stock entitles the holder thereof to one vote per share for each share of Common Stock that would be issued upon conversion of a share of Series E Preferred Stock (27,778 votes per share).

(2) The amount shown as Common Stock includes (a)4,861,150 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 2,835,930 shares of Common Stock underlying presently exercisable Warrants.

(3) The amount shown as Common Stock includes (a) 3,333,360 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, and
    (b) 3,126,667 shares of Common Stock underlying presently exercisable Warrants.

(4) The amount shown as Common Stock includes 16,666,800 shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

(5) The amount shown as Common Stock includes (a) 5,555,600 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, 645,160 of which are held by Mr. Astrachan and 2,580,640 are held by Onyx Partners, of which Mr. Astrachan is a principal, (b) 1,172,398 shares of Common Stock underlying presently exercisable Warrants, and (c) 83,333 shares of Common Stock underlying presently exercisable stock options.

(6) The amount shown as Common Stock includes 11,111,200 shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

(7) The amount shown as Common Stock includes (a) 5,808,315 shares of Common Stock underlying presently exercisable Warrants, and (b) 90,000 shares of Common Stock underlying presently exercisable stock options.

(8) The amount shown as Common Stock includes (a) 1,111,120 shares of Common Stock issuable upon conversion of the Series E Preferred Stock,
    (b) 1,042,222 shares of Common Stock underlying presently exercisable Warrants, and (c) 83,333 shares of Common Stock underlying presently exercisable stock options.

(9) Amounts shown include (a) 436,000 shares of Common Stock underlying a presently exercisable warrant held by Richard Hochman, Ms. Hochman's husband, and (b) 1,388,900 shares of Common Stock issuable upon conversion of the Series E Preferred Stock held by Mr. Hochman. The amounts for
    Ms. Hochman do not include holdings of Regent Capital Holdings of which Mr. Hochman is a principal.

(10) The amount shown as Common Stock includes (a) 818,708 shares of Common Stock underlying presently exercisable Warrants, and (b) 53,333 shares of Common Stock underlying presently exercisable stock options. The amounts shown as Common Stock do not include the holdings of Regent Capital Holdings (see Note 3 above) of which Ms. McLemore is a principal. If such holdings were included, Ms. McLemore would hold 21.56% of the outstanding voting securities of the Company.

(11) The amounts shown as Common Stock reflects presently exercisable stock options.

(12) The amounts shown as Common Stock includes (a) 8,055,620 shares of Common Stock issuable upon conversion of the Series E Preferred Stock,
    (b) 9,277,643 shares of Common Stock underlying presently exercisable Warrants, and (c) 1,471,848 shares of Common Stock underlying presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On September 22, 1997, Donald Schupak (the Chairman of the Board of the Company) purchased from the Company, a Warrant (the "Schupak Warrant") for the purchase of 5,372,315 shares of Common Stock, subject to adjustment, at an exercise price of $.30 a share, subject to adjustment. In consideration of the sale of the Schupak Warrant, Mr. Schupak paid the Company the Warrant Price comprised of (x) $20,000 in cash and (y) the Schupak Promissory Note in the amount of $80,000. The outstanding principal balance of the Schupak Promissory Note bears interest at a rate of 6.55% per annum, to be paid annually on the anniversary of the Contribution Closing Date. The Schupak Warrant may be exercised, in whole at any time or in part from time to time, prior to 5:00 p.m., Eastern Standard Time, on September 22, 2004. In addition, each of David Chu, a former director of the Company, and Nina McLemore, a director of the Company, purchased from the Company, for $14,815 and $29,607 respectively, a warrant for the purchase of 795,900 shares of Common Stock and 1,591,797 shares of Common Stock, respectively, at an exercise price of $.30 per share.
Ms. McLemore subsequently assigned 803,400 of such warrants.

    In connection with an amendment to the Company's Loan and Security Agreement in August 2001, the Company's lender, Century Business Credit Corporation, requested a "good faith" participation in the credit by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support. The additional funds of $200 were received in September 2001 and are accounted for as current portion of long term debt

                                    PART IV

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

 21.1                   Subsidiaries of the Registrant.

 23.1*                  Consent of Arthur Andersen LLP.

 99.1*                  Letter to Commissioner Pursuant to Temporary Note 3T to
                        Article 3 of Regulation S-X.

------------------------

*   Filed herewith

    REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002

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

                      SIGNATURE                         CAPACITY IN WHICH SIGNED           DATE
                      ---------                         ------------------------           ----
                /s/ CAROL J. HOCHMAN
     -------------------------------------------       Chief Executive Officer        March 28, 2002
                  Carol J. Hochman

                 /s/ DONALD SCHUPAK
     -------------------------------------------       Chairman of the Board          March 28, 2002
                   Donald Schupak

                  /s/ JOHN A. SARTO
     -------------------------------------------       EVP, Chief Financial           March 28, 2002
                    John A. Sarto                        Officer

               /s/ ANDREW J. ASTRACHAN
     -------------------------------------------       Director                       March 28, 2002
                 Andrew J. Astrachan

                 /s/ JAMES P. JALIL
     -------------------------------------------       Director                       March 28, 2002
                   James P. Jalil

                  /s/ NINA MCLEMORE
     -------------------------------------------       Director                       March 28, 2002
                    Nina McLemore

                /s/ HENRY T. MORTIMER
     -------------------------------------------       Director                       March 28, 2002
                  Henry T. Mortimer

                  /s/ LARRY SHELTON
     -------------------------------------------       Director                       March 28, 2002
                    Larry Shelton

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                              -----------
Report of Independent Public Accountants....................      F-2

Consolidated Balance Sheets as of December 30, 2000 and
  December 29, 2001.........................................      F-3

Consolidated Statements of Operations for the fiscal years
  ended December 25, 1999, December 30, 2000 and December
  29, 2001..................................................      F-4

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 25, 1999, December 30, 2000
  and December 29, 2001.....................................      F-5

Consolidated Statements of Cash Flows for the fiscal years
  ended December 25, 1999, December 30, 2000 and December
  29, 2001..................................................  F-6 to F-7

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

  Schedule II Schedule of Valuation and Qualifying
    Accounts................................................      S-2

                         DANSKIN, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Danskin, Inc.:

    We have audited the accompanying consolidated balance sheets of Danskin, Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danskin, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 1, 2002 (except with respect to the matters discussed in Notes 1 and 11, as to which the date is March 28, 2002)

                         DANSKIN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $   789        $   642
  Accounts receivable, less allowance for doubtful accounts
    of $1,039 at December 30, 2000 and $1,005 at December
    29, 2001................................................      11,598         11,050
  Inventories...............................................      24,353         20,307
  Prepaid expenses and other current assets.................       1,709          1,711
                                                                 -------        -------
    Total current assets....................................      38,449         33,710
  Property, plant and equipment- net of accumulated
    depreciation and amortization of $10,291 at
    December 30, 2000 and $10,583 at December 29, 2001......       9,280          6,179
  Other assets..............................................       1,123          1,111
                                                                 -------        -------
  Total assets..............................................     $48,852        $41,000
                                                                 =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................     $22,379        $26,447
  Current portion of long-term debt.........................         742            800
  Accounts payable..........................................       6,691          6,385
  Accrued expenses..........................................       8,351          7,018
                                                                 -------        -------
  Total current liabilities.................................      38,163         40,650
                                                                 =======        =======
  Long-term debt, net of current maturities.................      10,558         11,000
  Accrued dividends.........................................       1,434          3,229
  Accrued retirement costs..................................       1,821          2,860
                                                                 -------        -------
  Total long-term liabilities...............................      13,813         17,089
                                                                 -------        -------
  Total liabilities.........................................      51,976         57,739
                                                                 -------        -------
  Commitments and contingencies
  Stockholders' Equity (Deficit)
  Series E Cumulative Convertible Preferred Stock, 3,042
  shares Liquidation Value of $15,210.......................      15,210         15,210
  Common Stock, $.01 par value, 250,000,000 shares
    authorized, 68,946,537 shares issued at December 30,
    2000 and 68,946,537 shares issued at December 29, 2001,
    less 1,083 shares held by subsidiary at December 30,
    2000 and December 29, 2001..............................         689            689
  Additional paid-in capital................................      38,542         38,702
  Accumulated deficit.......................................     (54,806)       (66,619)
  Accumulated other comprehensive loss......................      (2,759)        (4,721)
                                                                 -------        -------
    Total Stockholder's Equity (Deficit)....................      (3,124)       (16,739)
                                                                 -------        -------
  Total Liabilities and Stockholders' Equity................     $48,852        $41,000
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

                         DANSKIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 25,   DECEMBER 30,   DECEMBER 30,
                                                              1999           2000           2001
                                                          ------------   ------------   ------------
Net revenues............................................   $   88,492     $   85,293     $   81,758
Cost of goods sold......................................       65,927         60,628         56,889
                                                           ----------     ----------     ----------
Gross profit............................................       22,565         24,665         24,869
Selling, general and administrative expenses............       36,196         29,771         29,096
Non-recurring charges (income)..........................          795           (510)         1,700
Interest expense........................................        5,462          3,289          4,051
                                                           ----------     ----------     ----------
                                                               42,453         32,550         34,847
                                                           ----------     ----------     ----------
Loss before income tax provision........................      (19,888)        (7,885)        (9,978)
Provision for income taxes..............................           20             20             40
                                                           ----------     ----------     ----------
Net loss................................................      (19,908)        (7,905)       (10,018)
Preferred dividends.....................................        1,078          1,369          1,795
                                                           ----------     ----------     ----------
Net loss applicable to Common Stock.....................   $  (20,986)    $   (9,274)    $  (11,813)
                                                           ==========     ==========     ==========
Basic and diluted net loss per share:
Net loss per share......................................   $    (0.89)    $    (0.13)    $    (0.17)
                                                           ----------     ----------     ----------
Weighted average number of common shares outstanding....   23,493,000     73,688,000     68,947,000
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

                         DANSKIN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               PREFERRED
                                   PREFERRED     STOCK     COMMON STOCK       COMMON      ADDITIONAL PAID-IN   NOTE RECEIVABLE
                                    SHARES      AMOUNT        SHARES       STOCK AMOUNT        CAPITAL         FROM STOCK SALE
                                   ---------   ---------   -------------   ------------   ------------------   ---------------
Balance, December 26, 1998.......       --           --     20,915,610         $209             $23,483
  Comprehensive loss
    Net loss.....................
    Minimum pension liability
      adjustment.................
  Total comprehensive loss.......
  Preferred stock dividend.......
  Issuance of Series E Preferred
    Stock........................    3,042       15,210                                            (437)
  Conversion of Series D
    Preferred Stock..............                           40,000,000          400              11,006
  Common Stock issued for Series
    D dividends..................                            6,924,000           69               2,008
  Common Stock option
    exercises....................                                5,185                                4
        Employee Stock Grant.....                            1,100,000           11                 313
  Warrants Issued................                                                                 2,165
  Stock Sale.....................                            5,040,000           50               1,311             (1,361)
                                     -----      -------     ----------         ----             -------           --------
Balance, December 25, 1999.......    3,042      $15,210     73,984,795         $739             $39,853           ($ 1,361)
  Comprehensive loss
    Net loss.....................
    Minimum pension liability
      adjustment.................
  Total comprehensive loss.......
  Preferred stock dividend.......
  Employee Stock Grant...........                                  659
  Rescind Stock Sale.............                           (5,040,000)         (50)             (1,311)             1,361
                                     -----      -------     ----------         ----             -------           --------
Balance, December 30, 2000.......    3,042      $15,210     68,945,454         $689             $38,542           $     --
  Comprehensive loss
    Net loss.....................
    Minimum pension liability
      adjustment.................
    Total comprehensive loss.....
    Preferred stock dividend.....
Warrants Issued..................                                                                   160
                                     -----      -------     ----------         ----             -------           --------
Balance, December 29, 2001.......    3,042      $15,210     68,945,454         $689             $38,702           $     --
                                     =====      =======     ==========         ====             =======           ========

                                                         ACCUMULATED OTHER
                                                           COMPREHENSIVE
                                   ACCUMULATED DEFICIT     INCOME (LOSS)      TOTAL
                                   -------------------   -----------------   --------
Balance, December 26, 1998.......        ($24,546)           ($ 3,046)       ($ 3,900)
  Comprehensive loss
    Net loss.....................         (19,908)                            (19,908)
    Minimum pension liability
      adjustment.................                                  11              11
                                                                             --------
  Total comprehensive loss.......                                             (19,897)
  Preferred stock dividend.......          (1,078)                             (1,078)
  Issuance of Series E Preferred
    Stock........................                                              14,773
  Conversion of Series D
    Preferred Stock..............                                              11,406
  Common Stock issued for Series
    D dividends..................                                               2,077
  Common Stock option
    exercises....................                                                   4
        Employee Stock Grant.....                                                 324
  Warrants Issued................                                               2,165
  Stock Sale.....................                                                  --
                                         --------            --------        --------
Balance, December 25, 1999.......        ($45,532)           ($ 3,035)       $  5,874
  Comprehensive loss
    Net loss.....................          (7,905)                             (7,905)
    Minimum pension liability
      adjustment.................                                 276             276
                                                                             --------
  Total comprehensive loss.......                                              (7,629)
  Preferred stock dividend.......          (1,369)                             (1,369)
  Employee Stock Grant...........
  Rescind Stock Sale.............                                                  --
                                         --------            --------        --------
Balance, December 30, 2000.......        ($54,806)           ($ 2,759)       ($ 3,124)
  Comprehensive loss
    Net loss.....................         (10,018)                            (10,018)
    Minimum pension liability
      adjustment.................                              (1,962)         (1,962)
                                                                             --------
    Total comprehensive loss.....                                             (11,980)
    Preferred stock dividend.....          (1,795)                             (1,795)
Warrants Issued..................                                                 160
                                         --------            --------        --------
Balance, December 29, 2001.......        ($66,619)           ($ 4,721)       ($16,739)
                                         ========            ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED   FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                         DECEMBER 25, 1999   DECEMBER 30, 2000   DECEMBER 29, 2001
                                                         -----------------   -----------------   -----------------
Cash Flows From Operating Activities:
Net Loss...............................................       ($19,908)           ($ 7,905)           ($10,018)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................          2,002               2,000               1,800
  Stock grants issued..................................            324                  --                  --
  Provision for doubtful accounts receivable...........            250                  --                  --
  Warrants issued......................................          2,165                  --                 140
  Loss on sale of property, plant and equipment........             58                 175               1,785
  Net gain on sale of trademark........................             --                (365)                 --
  Financing fees converted to term loan................             --                  --                 300
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable.........          3,820              (2,150)                548
    Decrease (increase) in inventories.................          6,227                (194)              4,046
    Decrease (increase) in prepaid expenses and other
      assets...........................................            898                (527)             (1,102)
    (Decrease) in accounts payable.....................         (1,124)               (625)               (306)
    (Decrease) in accrued expenses.....................         (3,026)             (2,423)             (1,311)
                                                              --------            --------            --------
Net cash used in operating activities..................         (8,314)            (12,014)             (4,118)
                                                              --------            --------            --------
Cash Flows From Investing Activities:
  Capital expenditures.................................         (2,836)               (631)               (281)
  Proceeds from sale of trademark......................             --                 600                  --
  Proceeds from sale of property, plant and
    equipment..........................................             --                 108                  39
                                                              --------            --------            --------
Net cash (used in) provided by investing activities....         (2,836)                 77                (242)
                                                              --------            --------            --------
Cash Flows From Financing Activities:
    Net (repayments) borrowings under revolving line of
      credit...........................................         (5,988)             12,338               4,068
    Repayments of long-term debt.......................         (2,157)               (200)               (550)
    Proceeds from term loans...........................          4,983                  --                 750
    Common Stock option exercises......................              4                  --                  --
    Issuance of Series E Preferred Stock...............         15,210                  --                  --
    Expenses associated with issuance of Series E
      Preferred Stock..................................           (437)                 --                  --
    Financing costs incurred...........................           (348)                (75)                (55)
                                                              --------            --------            --------
Net cash provided by financing activities..............         11,267              12,063               4,213
                                                              --------            --------            --------
Net increase (decrease) in Cash and Cash Equivalents...            117                 126                (147)
Cash and Cash Equivalents, Beginning of Period.........            546                 663                 789
                                                              --------            --------            --------
Cash and Cash Equivalents, End of period...............       $    663            $    789            $    642
                                                              ========            ========            ========
Supplemental Disclosure of Cash Flow Information:
Interest Paid..........................................       $  3,350            $  3,104            $  3,723
Income Taxes Paid......................................            118                  20                  59
Cash refunds received for income taxes.................            (63)                (40)                 (9)

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

    In December 1999, Carol Hochman executed a promissory note in the principal amount of $1,361 in connection with her purchase of Common Stock of the Company. In fiscal 2000, and to accommodate a request by Mrs. Hochman, the Company rescinded the share purchase by Mrs. Hochman, cancelled the promissory note, and issued an identical number of options to purchase Common Stock of the Company at $0.27 per share (Note 18).

    In December 1999, the Company issued a warrant to Utendahl Capital Partners in respect of their participation in the placement of the Company's Series E Stock (Note 15).

    The Company issued an employee stock grant of 659 shares valued at $0.61 per share in February 2000.

    During fiscal 2001, the Company issued warrants to purchase 2,250,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.06 to $0.185 per share (Note 11).

    During fiscal 2001, CBCC converted $300 of financing fees to a term loan in connection with an amendment to the Company's debt agreement.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. LIQUIDITY

    Danskin, Inc. has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by these capital constraints coupled with the general downturn in the economy and apparel industry. The Company's management remains confident that progress will continue in its reorganization efforts.

    Specifically, in fiscal 1999, capital constraints impacted all aspects of the Company's business including: the ability to purchase piece goods; its ability to fulfill customers' orders resulting in both a decline in potential revenues, as a substantial percentage of orders were either shipped late and/or only partially fulfilled, and declines in orders as a result of inadequate and/or mismatched inventory, poor reporting systems, limited marketing investment and the absence of an integrated and focused retail strategy.

    Commencing in June 1999, the Company took a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Mrs. Hochman and a number of new senior executives addressed the foregoing operating issues by implementing a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKUs, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue, and developing an integrated and focused retail strategy.

    Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continue to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry.

    At December 29, 2001 availability under the Company's Revolving Credit Facility was an overadvance of ($5,206). Pursuant to certain amendments to the Company's secured credit facility executed in March 2002, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of $10,987. The adequacy of the Company's bank facilities is contingent upon the successful attainment of the Company's business plan, taking into account the $3,000 in availability in excess of the requirements of the business plan, discussed above. (Refer to Note 11).

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Danskin, Inc. (the "Company") was incorporated on February 21, 1986 to own and operate the business and assets of two divisions of a corporation acquired on July 22, 1986.

    The Company currently operates under two divisions: Danskin, which designs, manufactures, markets and/or licenses dance wear, bodywear, tights, exercise apparel, intimate apparel, socks, and fitness equipment and also operates 32 retail stores and two full price stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-the-Clock-Registered Trademark-, Givenchy-Registered Trademark-, Evan Picone-Registered Trademark-, and Ellen Tracy-Registered Trademark- and under private labels for major retailers.

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

    The Company's fiscal year ends on the last Saturday in December. Fiscal 1999 ended on December 25, 1999; fiscal 2000 ended on December 30, 2000; fiscal 2001 ended on December 29, 2001. In addition, fiscal years 1999 and 2001 contained 52 weeks and fiscal year 2000 contained 53 weeks.

    INVENTORIES

    Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of:

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Finished Goods......................................     $15,090        $14,344
Work-in-process.....................................       4,921          2,729
Raw materials.......................................       3,576          2,568
Packaging materials.................................         766            666
                                                         -------        -------
                                                         $24,353        $20,307
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

    At December 29, 2001 the Company had the following common shares and common share equivalents outstanding:

Common Shares...............................................   68,946,537
Preferred Stock.............................................   84,500,676
Warrants....................................................   32,783,199
Options.....................................................   13,679,132
                                                              -----------
  Total Shares and Share Equivalents Outstanding............  199,909,544
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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING AND PROMOTION

    All costs associated with advertising and promoting products are expensed when the advertising or event takes place. Costs associated with the Company's catalogs are expensed when the catalogs are distributed. Advertising and promotion expenses were $4,575 in fiscal 1999, $2,410 in fiscal 2000, and $2,561 in fiscal 2001.

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

    In assessing the fair value of financial instruments at December 30, 2000 and December 29, 2001, the Company has used a variety of methods and assumptions, which were based on estimates of market

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) conditions and risks existing at that time. For certain instruments, including cash and cash equivalents; it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. Bank debt obligations are valued at carrying amount due to floating interest rates on such debt. These values merely represent a general approximation of possible value and may never actually be realized.

    The estimated fair values of the Company's financial instruments are summarized as follows:

                                           DECEMBER 30, 2000       DECEMBER 29, 2001
                                         ---------------------   ---------------------
                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                         --------   ----------   --------   ----------
Cash and cash equivalents..............  $   789     $   789     $   642     $   642
Revolving line of credit...............  (22,379)    (22,379)    (26,447)    (26,447)
Long-term debt.........................  (11,300)    (11,300)    (11,800)    (11,800)

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS
No. 141"), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

    SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $21 for the year ended December 31, 2000 and $10 for the year ended December 29, 2001.

    In September 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets". This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting/reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disposed of, but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The Company plans to adopt SFAS No. 144 effective December 30, 2001. The adoption is not expected to have a material impact on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. The Statement also requires that changes in derivative fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was effective for the Company's financial statements in the year 2001. The Company has not entered into any derivatives or hedging activities and, as such, adoption of this statement did not have an impact on its financial statements.

3. STOCK OPTION PLAN

    On July 1, 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"). Effective September 18, 1997, the Executive Committee of the Board of Directors of the Company amended the Company's Stock Option Plan to clarify that the Board of Directors retains the discretion to determine the fair market value of the Common Stock with respect to periods when the Common Stock is not actively traded on NASDAQ or any other national exchange or under circumstances where significant transactions in the Common Stock have occurred outside traditional trading venues. As of December 29, 2001, 7,191,933 shares of common stock were reserved for issuance under the Plan.

    The following table summarizes the activity relating to the Plan as of and for the fiscal year ended December 25, 1999, the fiscal year ended December 30, 2000, and for the fiscal year ended December 29, 2001:

                                              FISCAL YEAR ENDED        FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                              DECEMBER 25, 1999        DECEMBER 30, 2000        DECEMBER 29, 2001
                                            ----------------------   ----------------------   ----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                              EXERCISE                    AVERAGE                  AVERAGE                  AVERAGE
                                PRICE                     EXERCISE                 EXERCISE                 EXERCISE
                                RANGE       # OF SHARES    PRICE     # OF SHARES    PRICE     # OF SHARES    PRICE
                            -------------   -----------   --------   -----------   --------   -----------   --------
Outstanding beginning of
  year....................    $0.27-$7.00    2,462,776    $1.4100     5,770,283    $0.4550     6,903,578    $0.4190
Granted...................    $0.16-$0.93    4,665,000    $0.3020     1,870,000    $0.3900       700,000    $0.2390
Canceled..................    $0.16-$7.00   (1,352,308)   $1.5610      (736,705)   $0.8310      (786,846)   $0.3370
Exercised.................  $0.625-$0.625       (5,185)   $0.6250            --         --            --         --
Outstanding, end of
  year....................    $0.20-$3.00    5,770,283    $0.4550     6,903,578    $0.4190     6,816,732    $0.4100

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. STOCK OPTION PLAN (CONTINUED)
    Options exercisable and shares available for future grant amounted to:

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Options exercisable.................................     749,769       2,583,704
Shares available for grant*.........................     288,355         375,201

------------------------

* "Shares available for grant" under the Plan is equal to (a) the total number of options available for grant under the Plan, less (b) the sum of
    (x) options presently exercisable, (y) non-exercisable options, and
    (z) previously exercised options.

    The weighted average fair value of total stock options granted during 2001 was $0.06 per share. The fair value of each stock option grant is estimated on the date of grant using a pricing model, which approximates the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 2001: risk-free interest rate of 5.37%; no expected dividend yield; expected life of ten years; and expected volatility of 28.88%; and for grants in 2000: risk-free interest rate of 6.3%; no expected dividend yield; expected life of ten years; and expected volatility of 41.39%. Stock options generally expire
10 years from the grant date or at termination, if earlier. The stock options outstanding at December 29, 2001 have a weighted average exercise price of $0.41 per share.

    The Company accounts for stock options in accordance with APB No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been ($10,364) and net loss applicable to Common Stock and net loss per share (basic and diluted) for the fiscal year ended December 29, 2001 would have been ($12,159) and ($0.18) per share, respectively; for the fiscal year ended December 30, 2000, the Company's pro forma net loss would have been ($8,309) and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been ($9,678) and ($0.13) per share, respectively; for the fiscal year ended December 25, 1999, the Company's pro forma net loss would have been ($20,150) and net loss applicable to Common Stock and net loss per share (basic and diluted) would have been ($21,288) and ($0.90) per share, respectively.

    In accordance with the terms of her employment agreement, Carol J. Hochman, President and Chief Executive Officer, received options to purchase 5,040,000 shares of Common Stock of the Company for $0.27. The options vest approximately ten years from date of issuance, subject to accelerated vesting based upon a performance vesting schedule. The options expire on December 8, 2009. As of December 29, 2001, none of such options are presently vested and exercisable (Refer to Note 18).

    In accordance with the terms of his employment agreement, John A. Sarto, Executive Vice President and Chief Financial Officer, received options to purchase 1,582,400 shares of Common Stock of the Company for $0.27. Two hundred and fifty thousand of such options vested on the date of grant. Of the balance of the options, 50% vest 25% a year, and 50% vest approximately ten years from date of issuance, subject to accelerated vesting based upon a performance vesting schedule. The options expire on December 8, 2009. As of December 29, 2001, 583,100 of the tenure based options are vested and exercisable; none of the performance based options have vested.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. STOCK MARKET LISTING

    Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau. The Common Stock is traded in the over-the-counter market.

5. SAVINGS AND PROFIT SHARING PLAN

    During fiscal 2001, the Company maintained a savings and profit sharing plan (the "Savings Plan") for the benefit of employees meeting certain eligibility requirements. Company profit sharing contributions are made at the discretion of the Board of Directors. Effective April 1, 1987, under a 401(k) vehicle, eligible employees may elect to defer a portion of their base salary, up to the maximum allowed, as a deduction for Federal income tax purposes. The Company will match 25% of each participant's investment, up to 6% of the participant's base salary. Total expense for this plan, for the fiscal years ended
December 25, 1999, December 30, 2000 and December 29, 2001, was approximately $147, $122 and $134, respectively. The Company also maintained an hourly savings and profit sharing plan (the "Hourly Savings Plan"), for which the Company will match 10% of each participant's investment up to 6% of base salary, with nominal plan expense. Effective January 1, 2001, the Company merged the Savings Plan and the Hourly Savings Plan into one plan, The Danskin Savings Plan. The Danskin Savings Plan's features mirror the features of the Savings Plan, including the level of the Company match.

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Land................................................    $     45       $     45
Buildings and improvements..........................       1,801          1,879
Machinery and equipment.............................       8,671          8,547
Furniture and fixtures..............................       3,967          3,058
Leasehold improvements..............................       3,234          3,183
Construction in progress............................       1,853             50
                                                        --------       --------
                                                          19,571         16,762
Accumulated depreciation and amortization...........     (10,291)       (10,583)
                                                        --------       --------
                                                        $  9,280       $  6,179
                                                        ========       ========

    Included within Construction in progress in the fiscal year ended
December 30, 2000 is $1,700 relating to external costs incurred in conjunction with a system implementation. The Company has written-off these costs in the fiscal year ended December 29, 2001 (see Note 10).

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. OTHER ASSETS

    Other assets consist of:

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Deferred financing charges (net of accumulated
  amortization of $464 at December 2000 and $641 at
  December 2001)....................................     $  630         $  530
Unrecognized net pension obligation.................        394            492
Notes receivable....................................         89             89
Trademarks (net of accumulated amortization of $517
  at December 2000 and $527 at December 2001).......         10              0
                                                         ------         ------
                                                         $1,123         $1,111
                                                         ======         ======

8. ACCRUED EXPENSES

    Accrued expenses consist of:

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Salaries, wages and other compensation..............     $1,047         $  782
Employee benefits...................................        815            701
Accrued cooperative advertising and promotion
  costs.............................................      2,917          2,722
Accrued rent........................................        959            682
Other accrued expenses..............................      2,613          2,131
                                                         ------         ------
                                                         $8,351         $7,018
                                                         ======         ======

9. NET REVENUES

    Net revenues consist of:

                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                             ENDED          ENDED          ENDED
                                          DECEMBER 25,   DECEMBER 30,   DECEMBER 29,
                                              1999           2000           2001
                                          ------------   ------------   ------------
Net Sales...............................    $ 87,408       $84,038        $80,198
Royalties, licensing fees and freight
  income................................       1,084         1,255          1,560
                                            --------       -------        -------
                                            $ 88,492       $85,293        $81,758
                                            ========       =======        =======

10. NON-RECURRING CHARGES (INCOME)

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. NON-RECURRING CHARGES (INCOME) (CONTINUED)
    Non-recurring income was $510 for the fiscal year ended December 30, 2000. The income consisted of a net recovery of $426 for an outstanding amount owed the Company for the sale of a trademark and $220 resulting from securing a subtenant for the Company's former corporate offices in New York City, in respect of which the Company previously recognized a loss in 1999. The aforementioned income was partially offset by $136 for severance pay to a former executive.

    Non-recurring charges was $1,700 for the fiscal year ended December 29, 2001. In prior years, the Company incurred $1,700 relative to the purchase of computer hardware and software, including system programming costs by external consultants. The Company placed this project on hold until adequate capital can be raised. As a result of the Company's continuing capital constraints, management is unable to determine when or if this project will be resumed. Accordingly, the Company has written off the previously capitalized costs.

11. BANK FINANCING

                                                      DECEMBER 30,   DECEMBER 29,
                                                          2000           2001
                                                      ------------   ------------
Revolving Line of Credit............................     $22,379        $26,447
                                                         -------        -------
Long-term debt:
Term notes..........................................     $11,300        $11,800
                                                         -------        -------
Less current maturities of long-term debt...........         742            800
                                                         -------        -------
Long-term debt......................................     $10,558        $11,000
                                                         =======        =======

    Maturities of term notes are as follows for the year ended:

December 2002...............................................  $   800
December 2003...............................................    2,599
December 2004...............................................    8,401
                                                              -------
Total.......................................................  $11,800
                                                              =======

    Effective October 8, 1997, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Century Business Credit Corporation ("CBCC" or the "Lender") which matures on December 31, 2005. The Company's obligations to CBCC under the Loan and Security Agreement are generally secured by a first priority interest in all present and future assets of the Company.

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. BANK FINANCING (CONTINUED)
    The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance of $10,987 (the "Overadvance").

    In connection with the March Amendment, the Company agreed (i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and
(ii) such time as the Company has $3,000 in undrawn availability.

    The Loan and Security Agreement was previously amended in August 2001 (the "August Amendment") to reduce the required amortization by $142 per month from December 2001 through December 2002. In accordance with the August 2001 Amendment, the Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2002, and (ii) $192 commencing on the first day of January 2003 and on the first day of each month thereafter. In accordance with the amortization requirement prior to the August Amendment, the Company paid an aggregate of $550 to CBCC through August 1, 2001, reducing the outstanding principal amount of the Term Loan to $10,950. Pursuant to the August Amendment, CBCC agreed to re-lend the $550 to the Company, thereby making the full $11,500 amount of the Term Loan Facility available to the Company.

    In addition to its other provisions, the August Amendment also provided that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to an amendment executed in March 2001, as set forth below, would be evidenced by a promissory note subsequently amended to be payable January 1, 2004, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2003. In connection with the August Amendment, CBCC requested a "good faith" participation by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support.

    In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore, in accordance with this understanding, through December 29, 2001, the Company has incurred $525 in additional fees to CBCC and has issued 2,250,000 warrants to CBCC with share prices ranging from $0.06 to $0.185 per share.

    The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. In accordance with the March Amendment, the Company must maintain a tangible net worth of not

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. BANK FINANCING (CONTINUED)
less than a net deficit of ($24,156) as of December 29, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At December 29, 2001 the Company's tangible net worth was a deficit of $17,231. The maximum borrowings under the Revolving Credit Facility were $29,426 during the fiscal year ended December 29, 2001.

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

12. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES

    In December 1999, the Company issued $15,210 stated value of 9% Series E Senior Step-Up Convertible Preferred Stock (the "Series E Stock"). The 3,042 shares of Series E Stock are convertible into Common Stock, at the option of the holder, at an initial conversion rate of 16,129 shares of Common Stock for each share of Series E Stock so converted, as adjusted for the reset provision discussed below, subject to adjustment in certain circumstances. The Series E Stock also contains a "reset" provision, which provides that if, at the eighteen
(18) month anniversary of the date of issuance (June 8, 2001), the Market Price (generally defined to mean the average closing price of the Common Stock for the twenty day period prior to such date (the "Reset Period")) is less than the Conversion Price ($0.31 per share), the Conversion Price shall be reset to the Market Price. At the Reset Period, the Market Price of the Common Stock was $0.18 Per Share. Therefore, as a result of the reset provision, the conversion rate for the Series E Stock was adjusted from 16,129 shares of Common Stock to 27,778 shares of Common Stock, for each share of Series E Stock so converted.

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. PREFERRED STOCK AND SUBORDINATED CONVERTIBLE DEBENTURES (CONTINUED)
    Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may, at its sole option, pay a portion of such dividend, equal to up to 2% per annum, in shares of common stock of the Company; provided however, that the Company has an obligation, with respect to the holders of the Series E Stock, to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing within eighteen
(18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash. The Common Stock is not presently listed as required by the terms of the Series E Stock. Therefore effective June 8, 2001, dividends on the Series E Stock are accruing at a rate of 14% per annum.

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

    In connection with an amendment to the Company's Loan and Security Agreement, the Company's lender, Century Business Credit Corporation, requested a "good faith" participation in the credit by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support. The additional funds of $200 were received in September 2001 and are accounted for as current portion of long term debt

14. PENSION PLAN

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

    As of December 30, 2000 and December 29, 2001, the Company recorded a minimum pension liability adjustment to equity of $2,759 and $4,721, respectively.

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

    Effective April 15, 1997, the Pennaco Division Hourly Employees' Pension Plan was frozen. No person who was not already a participant could become a participant and no additional credited service

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. PENSION PLAN (CONTINUED)
was granted to any participant. The following table sets forth the plans funded status at December 30, 2000 and December 29, 2001:

                                                               DECEMBER 30, 2000     DECEMBER 29, 2001
                                                              -------------------   -------------------
                                                              DANSKIN    PENNACO    DANSKIN    PENNACO
                                                              --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit Obligation at Beginning of Year...................  $ 6,282    $ 7,834    $ 6,338    $ 8,076
  Service Cost..............................................       92          0         89          0
  Interest Cost.............................................      458        581        444        606
  Amendments................................................       15        126         15        128
  Actuarial Loss............................................       80        133         83        457
  Benefits Paid.............................................     (589)      (598)      (603)      (657)
                                                              -------    -------    -------    -------
                                                              $ 6,338    $ 8,076    $ 6,366    $ 8,610

CHANGE IN PLAN ASSETS
  Fair Value of Plan Assets at Beginning of Year............  $ 5,376    $ 6,293    $ 5,899    $ 6,905
  Actual Return on Plan Assets..............................      584        808       (202)      (195)
  Employer Contribution.....................................      528        402        581        576
  Benefits Paid.............................................     (589)      (598)      (603)      (657)
                                                              -------    -------    -------    -------
  Fair Value of Plan assets at End of Year..................  $ 5,899    $ 6,905    $ 5,675    $ 6,629

  Funded Status.............................................  $  (439)   $(1,171)   $  (690)   $(1,982)
  Unrecognized Net Transition Asset.........................      (66)         0        (13)         0
  Unrecognized Prior Service Cost...........................       41        353         51        441
  Unrecognized Net Actuarial Loss...........................    1,621      1,203      2,340      2,394
                                                              -------    -------    -------    -------
  Net amount recognized.....................................  $ 1,157    $   385    $ 1,688    $   853
                                                              =======    =======    =======    =======
  Amounts recognized in the statement of financial position
    consist of:
    Prepaid benefit cost....................................  $ 1,157    $   385    $ 1,688    $   853
    Accrued benefit cost....................................   (1,597)    (1,556)    (2,378)    (2,835)
    Intangible Asset........................................       41        353         51        441
    Accumulated other comprehensive income..................    1,556      1,203      2,327      2,394
                                                              -------    -------    -------    -------
                                                              $ 1,157    $   385    $ 1,688    $   853
                                                              =======    =======    =======    =======

ASSUMPTIONS AS OF DECEMBER 31

Discount rate...............................................     7.50%      7.50%      7.25%      7.25%
Expected long-term rate of return on assets.................      8.5%       8.5%       8.5%       8.5%

COMPONENTS OF NET PERIODIC PENSION COST
  Service Cost..............................................  $    92    $     0    $    89    $     0
  Interest Cost.............................................      458        581        444        606
  Expected Return on Plan Assets............................     (447)      (529)      (494)      (577)
  Amortization of Net Transition (Asset) Obligation.........      (53)         0        (53)         0
  Amortization of Prior service Cost........................        3         21          5         38
  Recognized Actuarial Loss.................................       85         42         60         42
                                                              -------    -------    -------    -------
  Net Periodic Pension Cost.................................  $   138    $   115    $    51    $   109
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

    In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share. This warrant has been accounted for as additional financing fees and additional paid in capital. The unamortized portion of such fees will be amortized over the remaining life of loan. The Company issued warrants to purchase 250,000 shares of the Company's Common Stock on each of May 1, 2001, June 1, 2001, July 1, 2001, August 1, 2001, September 1, 2001, October 1, 2001, November 1, 2001 and December 1, 2001 at prices ranging from $0.06 to $0.18 per share. (Refer to Note 11). These warrants have been accounted for as additional interest expense totaling $140 and as additional paid in capital.

    In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid-in capital.

16. INCOME TAXES

    The provision for income taxes was as follows:

                               FISCAL YEAR ENDED   FISCAL YEAR ENDED   FISCAL YEAR ENDED
                               DECEMBER 25, 1999   DECEMBER 30, 2000   DECEMBER 29, 2001
                               -----------------   -----------------   -----------------
Federal:
  Current Provision..........         $ 0                 $ 0                 $ 0
                                      ---                 ---                 ---
State:
  Current Provision..........          20                  20                  20
                                      ---                 ---                 ---
                                      $20                 $20                 $20
                                      ===                 ===                 ===

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)
The following represented the significant items comprising net deferred taxes as of December 30, 2000 and as of December 29, 2001:

                                               FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                 DECEMBER 30,        DECEMBER 29,
                                                     2000                2001
                                               -----------------   -----------------
Accounts Receivable Allowance................       $    493            $    630
Inventory Allowance..........................          2,557                 670
Non-Deductible Accruals......................            904                 161
Pension and Retirement Accruals..............            591              (1,016)
Net Operating Loss Carry Forward.............         19,644              24,764
Other........................................          1,265               1,117
Prepaid Expenses.............................           (815)                764
Property, Plant & Equipment..................            525                 525
                                                    --------            --------
Total Deferred Taxes.........................         25,164              27,615
Valuation Allowance..........................        (25,164)            (27,615)
                                                    --------            --------
                                                    $      0            $      0
                                                    ========            ========

    The difference between income tax expense and the tax computed by applying the statutory income tax rate to income before taxes was as follows:

                                FISCAL YEAR ENDED   FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                  DECEMBER 25,        DECEMBER 30,        DECEMBER 29,
                                      1999                2000                2001
                                -----------------   -----------------   -----------------
Statutory Federal Income Tax
  Rate........................         (34)%               (34)%               (34)%
State Income Taxes, net of
  Federal Benefit.............          --                  --                  --
Losses Not Utilized...........          34                  34                  34
                                       ---                 ---                 ---
Effective Income Tax Rate.....           0 %                 0 %                 0 %
                                       ===                 ===                 ===

    The valuation allowance for the period ended December 25, 1999 increased $2,526 to $17,327. The valuation allowance for the period ended December 30, 2000 increased $7,837 to $25,164. The valuation allowance for the period ended December 29, 2001 increased $2,451 to $27,615. Valuation allowances have been established since management deems it is more likely than not that certain tax benefits will not be realized due to continued losses and limitation of carryforward utilization due to the change in ownership discussed below.

    Deferred income taxes result primarily from net operating losses, certain inventory adjustments not currently deductible for income tax purposes, the use of accelerated depreciation methods for income tax purposes, accruals and reserves not currently deductible, and differences in reporting pension expense for financial statement and income tax purposes.

    Net operating loss carryforwards amounting to approximately $62,000 at December 29, 2001 expire during the years 2010 to 2020; annual usage is subject to the limitations discussed below. Approximately

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)
$14,000 of the above net operating loss carryforward was generated during the fiscal year ended December 29, 2001.

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

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OPERATING LEASES

    The minimum annual rental commitments under non-cancelable operating leases at December 29, 2001 for office space, manufacturing space, equipment and retail stores were approximately as follows:

FISCAL YEARS ENDING:                                           AMOUNT
--------------------                                          --------
December 2002...............................................  $ 3,597
December 2003...............................................    2,415
December 2004...............................................    1,868
December 2005...............................................    1,506
December 2006...............................................    1,301
Thereafter..................................................    1,956
                                                              -------
Total minimum rental payments...............................  $12,643
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

    Rent expense was approximately as follows:

                                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                             ENDED          ENDED          ENDED
                                          DECEMBER 25,   DECEMBER 30,   DECEMBER 29,
                                              1999           2000           2001
                                          ------------   ------------   ------------
Minimum rent............................     $5,207         $4,455         $4,270
Contingent rent.........................        580            544            482
                                             ------         ------         ------
Rent expense............................     $5,787         $4,999         $4,752
                                             ======         ======         ======

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements that provide for base and incentive compensation, and that are terminable for "cause," as defined, or resignation following a "change of control", as defined. The Company's total minimum commitment pursuant to the term of these agreements for fiscal 2002 and future years totals approximately $3,285 per year, generally through fiscal year 2005, unless employment is terminated in which case total pay will generally continue for 6 to 24 months following such termination.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable from department stores, sporting goods stores and other specialty retailers as well as commercial letters of credit. Although the concentration of risk is limited due to the large number of customers included within the Company's customer base, several of the Company's retail customers have experienced financial difficulties in recent years. These financial difficulties have

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED) increased the risk of extending credit to such customers. The Company subjects all customers to credit evaluation prior to acceptance and maintains ongoing reviews based on established policies.

    MINIMUM ROYALTY COMMITMENTS

    The Company generally enters into licensing arrangements, as a licensee, that provide for minimum annual royalty payments and additional royalty payments based on a percentage of net revenues. The Company also licenses its Danskin-Registered Trademark-, Round-the-Clock-Registered Trademark- and Freestyle-Registered Trademark- names to selected companies. As of December 29, 2001, the Company was committed to certain licensing arrangements as follows:

FISCAL YEARS ENDING:                               ROYALTY EXPENSE   ROYALTY INCOME
--------------------                               ---------------   --------------
December 2002....................................      $1,082            $  768
December 2003....................................       1,221             1,123
December 2004....................................         442               545
December 2005....................................           0               367
                                                       ------            ------
Total............................................      $2,745            $2,803
                                                       ======            ======

    NEW LICENSES

    During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle-Registered Trademark- line of women's and girl's Activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. The Company followed with licenses for women's socks under the Freestyle-Registered Trademark- Brand with Renfro Corporation for distribution to Target Stores in the third quarter 2001. In addition, a license for girl's intimate apparel under the Freestyle-Registered Trademark-Brand at Target, signed with Delta Galil, will put product in store in the third quarter of 2002.

    Effective May 5, 2000, the Company reached an agreement with Ellen
Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy-Registered Trademark- label. The agreement provides that Pennaco shall have the exclusive right and license to use the Ellen Tracy-Registered Trademark- trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of legwear in the United States and Canada. Ridgeview, Inc. previously held the license. The Ellen Tracy-Registered Trademark-minimum royalties for 2002 and 2003 are $350 and $450, respectively.

    In a separate transaction, Pennaco obtained an exclusive license for the manufacture and sale of sheer hosiery and knee-highs under the Evan-Picone-Registered Trademark- label. The agreement provides that Pennaco shall have the exclusive right and license to use the Evan-Picone-Registered Trademark- trademark in connection with the manufacture, assemblage, sale, marketing and distribution, advertising and promotion of sheer hosiery in the United States and Canada. Ridgeview, Inc. previously held this license as well. The Evan-Picone-Registered Trademark- minimum royalties for 2002 and 2003 are $300 and $350, respectively.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18. STOCK ISSUANCES

    In furtherance of the terms of the Securities Purchase Agreement, on April 28, 1998, the Company filed a Registration Statement on Form S-1 in connection with the registration under the Securities Act of 1933, as amended, of (i) an aggregate of 10,838,124 rights to purchase shares of Common Stock, and
(ii) 2,131,889 shares of Common Stock issuable upon exercise of such rights. The Board of Directors established May 8, 1998 as the date of record for holders of Common Stock to participate in such offering. Holders of Common Stock held of record as of the close of business on the record date had the right to purchase, pro rata, 2,131,889 shares of Common Stock at a per share price of $0.30 (the "Rights Offering"). Approximately 8.4 million rights were subscribed for and approximately 1.6 million shares were issued in respect of such rights. In accordance with the terms of the Securities Purchase Agreement executed in 1997 Danskin Investors purchased the rights not subscribed for on primary subscription, totaling 488,289 shares of Common Stock, at $0.30 per share. The Company realized gross proceeds of approximately $640.

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

    On December 8, 1999, and in accordance with the terms of her employment agreement, Mrs. Hochman received a grant of 1,000,000 shares at $0.23 per share.

19. SEGMENT INFORMATION

    The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-The-Clock-Registered Trademark- and Givenchy-Registered Trademark-, Evan Picone-Registered Trademark-, Ellen Tracy-Registered Trademark-, and under private labels for major retailers.

    The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. The Danskin Division was allocated $3,102 in fiscal 2001, $3,434 in fiscal 2000, and $4,287 in fiscal 1999. Pennaco was allocated $1,535 in fiscal 2001, $1,778 in fiscal 2000, and $2,201 in fiscal 1999. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

                         DANSKIN, INC. AND SUBSIDIARIES

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. SEGMENT INFORMATION (CONTINUED)
    Financial information by segment for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999 is summarized below:

                                                              DANSKIN    PENNACO     TOTAL
                                                              --------   --------   --------
2001
Net Revenues................................................  $ 54,989   $26,769    $ 81,758
Operating Loss..............................................    (2,868)   (3,059)     (5,927)
Identifiable assets at year-end.............................    26,741    14,259      41,000
Depreciation and amortization...............................     1,134       480       1,614
Capital Expenditures........................................       109       172         281

2000
Net Revenues................................................  $ 57,282   $28,011    $ 85,293
Operating Loss..............................................    (2,619)   (1,977)     (4,596)
Identifiable assets at year-end.............................    32,427    16,425      48,852
Depreciation and amortization...............................     1,281       534       1,815
Capital Expenditures........................................       327       304         631

1999
Net Revenues................................................  $ 61,119   $27,373    $ 88,492
Operating Loss..............................................   (10,887)   (3,539)    (14,426)
Identifiable assets at year-end.............................    35,151    12,737      47,888
Depreciation and amortization...............................     1,320       484       1,804
Capital Expenditures........................................     1,779     1,057       2,836

    Reconciliation of depreciation and amortization to consolidated totals is as follows:

                                                                1999       2000       2001
                                                              --------   --------   --------
Total segment depreciation and amortization.................   $1,804     $1,815     $1,614
Amortization of deferred financing costs....................      198        185        186
                                                               ------     ------     ------
Consolidated depreciation and amortization..................   $2,002     $2,000     $1,800
                                                               ======     ======     ======

                         DANSKIN, INC. AND SUBSIDIARIES

  SUPPLEMENTAL FINANCIAL INFORMATION SELECTED QUARTERLY FINANCIAL INFORMATION

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FISCAL QUARTERS ENDED
                                                -------------------------------------------------
                                                  MARCH         JUNE      SEPTEMBER     DECEMBER
                                                ----------   ----------   ----------   ----------
                                                                   (UNAUDITED)
Fiscal year ended December 29, 2001:
  Net revenues................................  $   22,093   $   19,718   $   21,718   $   18,229
                                                ==========   ==========   ==========   ==========
  Gross profit................................  $    6,288   $    5,876   $    7,454   $    5,251
                                                ==========   ==========   ==========   ==========
  Net loss....................................  ($   2,080)  ($   2,226)  ($   1,138)  ($   4,574)
                                                ==========   ==========   ==========   ==========
  Net loss applicable to Common Stock.........  ($   2,422)  ($   2,615)  ($   1,670)  ($   5,106)
                                                ==========   ==========   ==========   ==========
  Basic and diluted net loss per share........  ($    0.04)  ($    0.04)  ($    0.02)  ($    0.07)
                                                ==========   ==========   ==========   ==========
  Weighted average common shares and share
    equivalents outstanding...................  68,947,000   68,947,000   68,947,000   68,947,000
                                                ==========   ==========   ==========   ==========
Fiscal year ended December 30, 2000:
  Net revenues................................  $   21,204   $   20,652   $   21,554   $   21,883
                                                ==========   ==========   ==========   ==========
  Gross profit................................  $    6,170   $    6,051   $    6,625   $    5,819
                                                ==========   ==========   ==========   ==========
  Net loss....................................  ($   1,935)  ($   1,268)  ($   2,164)  ($   2,538)
                                                ==========   ==========   ==========   ==========
  Net loss applicable to Common Stock.........  ($   2,277)  ($   1,610)  ($   2,506)  ($   2,881)
                                                ==========   ==========   ==========   ==========
  Basic and diluted net loss per share........  ($    0.03)  ($    0.02)  ($    0.03)  ($    0.04)
                                                ==========   ==========   ==========   ==========
  Weighted average common shares and share
    equivalents outstanding...................  73,986,000   73,987,000   73,987,000   72,768,000
                                                ==========   ==========   ==========   ==========

                         DANSKIN, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  SCHEDULE II

                                   COLUMN A      COLUMN B       COLUMN C         COLUMN D        COLUMN E
                                 ------------   ----------   --------------   --------------   -------------
                                  BALANCE AT    CHARGED TO     ADDITIONS
                                 BEGINNING OF   COSTS AND      CHARGED TO                       BALANCE AT
DESCRIPTION                         PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS (A)   END OF PERIOD
-----------                      ------------   ----------   --------------   --------------   -------------
Fiscal year Ended December 29,
  2001
  Allowance for doubtful
    accounts receivable........     $1,039         $ --           $ --             $ 34           $1,005
                                    ======         ====           ====             ====           ======

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