Form 10-Q
period 2002-03-30
DANSKIN INC
filed 2002-05-14
CIK 889299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002.

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

Yes /X/ No / /

     The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 30, 2002, excluding 1,083 shares held by a subsidiary:
68,945,454.

                         DANSKIN, INC. AND SUBSIDIARIES
                   FORM 10Q FOR THE FISCAL THREE MONTH PERIODS
                     ENDED MARCH 30, 2002 AND MARCH 31, 2001

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
as of December 29, 2001 and March 30, 2002     (Unaudited)...............   3

Condensed Consolidated Statements of Operations
For the Fiscal Three Month Periods Ended
March 30, 2002 and March 31, 2001     (Unaudited)........................   4

Condensed Consolidated Statements of Cash Flows
For the Fiscal Three Month Periods Ended
March 30, 2002 and March 31, 2001     (Unaudited)........................   5

Notes to Unaudited Condensed Consolidated Financial Statements...........   6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  23

PART II  OTHER INFORMATION

Item 1. Legal Proceedings................................................  23

Item 6. Exhibits and Reports on Form 8K..................................  23

SIGNATURES...............................................................  24

                         DANSKIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

        (Dollar amounts in thousands, except share and per share amounts)

ASSETS                                                              DECEMBER 29, 2001     MARCH 30, 2002
                                                                   ------------------   ------------------
                                                                                            (unaudited)
Cash and cash equivalents                                          $              642   $              561
Accounts receivable, less allowance for doubtful accounts of
$1,005 at December 29, 2001 and $978 at March 30, 2002                         11,050               14,131
Inventories                                                                    20,307               19,600
Prepaid expenses and other current assets                                       1,711                1,698
                                                                   ------------------   ------------------
Total current assets                                                           33,710               35,990

Property, plant and equipment-net of accumulated depreciation and amortization of $10,583 at December 29, 2001 and $10,942 at
March 30, 2002                                                                  6,179                5,843
Other assets                                                                    1,111                1,067
                                                                   ------------------   ------------------
Total assets                                                       $           41,000   $           42,900
                                                                   ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                           $           26,447   $           28,095
Current portion of long-term debt                                                 800                1,226
Accounts payable                                                                6,385                7,110
Accrued expenses                                                                7,018                6,662
                                                                   ------------------   ------------------
Total current liabilities                                                      40,650               43,093
                                                                   ------------------   ------------------

Long-term debt, net of current maturities                                      11,000               10,649
Accrued dividends                                                               3,229                3,761
Accrued retirement costs                                                        2,860                2,854
                                                                   ------------------   ------------------
Total long-term liabilities                                                    17,089               17,264
                                                                   ------------------   ------------------

Total liabilities                                                              57,739               60,357
                                                                   ------------------   ------------------

Stockholders' Equity (Deficit)
Series E Cumulative Convertible Preferred Stock, 3,042 shares
Liquidation Value of $15,210                                                   15,210               15,210
Common Stock, $.01 par value, 250,000,000 shares authorized,
68,946,537 shares issued at December 29, 2001 and 68,946,537 shares issued at March 30, 2002, less 1,083 shares held by
subsidiary at December 29, 2001 and March 30, 2002
                                                                                  689                  689
Additional paid-in capital                                                     38,702               38,744
Accumulated deficit                                                           (66,619)             (67,379)
Accumulated other comprehensive loss                                           (4,721)              (4,721)
                                                                   ------------------   ------------------
Total Stockholders' Equity (Deficit)                                          (16,739)             (17,457)
                                                                   ==================   ==================
Total Liabilities and Stockholders' Equity                         $           41,000   $           42,900
                                                                   ==================   ==================

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (Dollar amounts in thousands, except share and per share amounts)

                                                                          FISCAL THREE MONTHS ENDED
                                                                   ---------------------------------------
                                                                     MARCH 31, 2001       MARCH 30, 2002
                                                                   ------------------   ------------------
                                                                       (Unaudited)         (Unaudited)
Net revenues                                                       $           22,093   $           21,297
Cost of goods sold                                                             15,805               13,419
                                                                   ------------------   ------------------

Gross profit                                                                    6,288                7,878

Selling, general and administrative expenses                                    7,406                7,200
Interest expense                                                                  950                  894
                                                                   ------------------   ------------------
                                                                                8,356                8,094

Loss before income tax provision                                               (2,068)                (216)
Provision for income taxes                                                         12                   12
                                                                   ------------------   ------------------

Net loss                                                                       (2,080)                (228)

Preferred dividends                                                               342                  532
                                                                   ------------------   ------------------

Net loss applicable to Common Stock                                $           (2,422)  $             (760)
                                                                   ==================   ==================

Basic and diluted loss per share:

Net loss per share                                                 $            (0.04)  $            (0.01)
                                                                   ==================   ==================

Weighted average number of common shares
outstanding basic and diluted                                              68,947,000           68,947,000
                                                                   ==================   ==================

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (Dollars in thousands, except share and per share amounts)

                                                                          FISCAL THREE MONTHS ENDED
                                                                   ---------------------------------------
                                                                     MARCH 31, 2001       MARCH 30, 2002
                                                                   ------------------   ------------------
                                                                        Unaudited           Unaudited
Cash Flows From Operating Activities:
Net loss                                                           $           (2,080)  $             (228)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                                     448                  405
Warrants issued                                                                     -                   42
Financing fees converted to term loan                                               -                  225
Loss or gain on sale of on property, plant and equipment                           44                    -
Changes in operating assets and liabilities:
Increase in accounts receivable                                                (2,796)              (3,081)
Decrease in inventories                                                           957                  707
(Increase) decrease in prepaid expenses and other assets
                                                                                  (58)                  13
(Decrease) increase in accounts payable                                          (621)                 725
Decrease in accrued expenses                                                     (750)                (362)
                                                                   ------------------   ------------------

Net cash used in operating activities                                          (4,856)              (1,554)
                                                                   ------------------   ------------------
Cash Flows From Investing Activities:
Capital expenditures                                                             (134)                 (23)
Proceeds from sale of property, plant and equipment                                18                    -
                                                                   ------------------   ------------------

Net cash used in investing activities                                            (116)                 (23)
                                                                   ------------------   ------------------

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit                                   4,967                1,648
Financing costs incurred                                                          (50)                  (2)
Repayments of long-term debt                                                     (150)                (150)
                                                                   ------------------   ------------------

Net cash provided by financing activities                                       4,767                1,496
                                                                   ------------------   ------------------

Net decrease in Cash and Cash Equivalents                                        (205)                 (81)
Cash and Cash Equivalents, Beginning of Period                                    789                  642
                                                                   ------------------   ------------------

Cash and Cash Equivalents, End of period                           $              584   $              561
                                                                   ==================   ==================
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                      $              902   $              573
Income taxes paid                                                                  10                   24
Cash refunds received for income taxes                                             (5)                  (3)

Non-Cash Activities:
The Company issued a warrant to purchase 250,000 shares of the Company's Common Stock to CBCC at a price of $0.185 per share in March 2001.
The Company issued warrants to purchase 750,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.05 to $0.06 per share in January 1, February 1, and March 1, 2002.
During fiscal 2002, CBCC converted $225 of financing fees to a term loan in connection with an amendment to the Company's debt agreement.

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

1. LIQUIDITY

     Danskin, Inc has made significant progress under the current management in its "right-sizing" reorganization plan implemented over the past three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by these capital constraints coupled with the general downturn in the economy and apparel industry. However, the Company experienced improved financial results during the fiscal quarter ended March 30, 2002 as compared to fiscal quarter ended March 31, 2001. The Company's management remains confident that progress will continue in its reorganization efforts.

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

     Commencing in June 1999, the Company took a number of positive steps to address these issues. In June 1999, Carol Hochman was brought in as the Company's President and Chief Executive Officer. During the second half of fiscal 1999, Mrs. Hochman and a number of new senior executives addressed the foregoing operating issues by implementing a "right-sizing" reorganization of the Company's personnel and manufacturing infrastructures, eliminated substantial operating costs and changed its approach to merchandising and selling, eliminating unprofitable SKU's, emphasizing high quality businesses, adding new customers and licenses, improving factory efficiency with an effective and growing outsourcing capability as well as significant process modifications, instituting a replenishment and forecasting capability to improve fulfillment and maximize revenue, and developing an integrated and focused retail strategy.

     Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continued to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry. However, progress has continued and the Company experienced improved financial results during the fiscal quarter ended March 30, 2002 as compared to fiscal quarter ended March 31, 2001.

     Pursuant to certain amendments to the Company's secured credit facility executed in March 2002, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of $10,987. The adequacy of the Company's bank facilities is contingent upon the successful attainment of the Company's business plan, taking into account the $3,000 in availability in excess of the requirements of the business plan. At March 30, 2002 availability under the Company's Revolving Facility was an overadvance of ($6,373). Including the additional $3,000 in excess availability referred to above, the Company had availability of $3,160 at March 30, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the management of the Company, the accompanying Condensed Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of March 30, 2002, as well as its results of operations and its cash flows for the fiscal three month periods ended March 30, 2002 and March 31, 2001. The fiscal three months ended March 30, 2002 and March 31, 2001 each consisted of thirteen weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10K for the Fiscal Year Ended December 29, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year.

INVENTORIES

     Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                             DECEMBER 29,          MARCH 30,
                                                 2001                2002
                                         ------------------   ------------------
                                                                 (UNAUDITED)
           Finished goods                $           14,344   $           13,322
           Work-in-process                            2,729                2,976
           Raw Materials                              2,568                2,675
           Packaging materials                          666                  627
                                         ------------------   ------------------
                                         $           20,307   $           19,600
                                         ==================   ==================

INCOME (LOSS) PER COMMON SHARE

     For the three months ended March 30, 2002 and March 31, 2001, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000 and 68,947,000, respectively. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At March 30, 2002, the Company had the following common shares and common share equivalents outstanding:

         Common Shares                                       68,946,537
         Preferred Stock                                     84,500,676
         Warrants/Options                                    47,197,331
                                                         --------------
         Total Shares and Share Equivalents Outstanding     200,644,544
                                                         ==============

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

     The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance of $10,987 (the "Overadvance"). At March 30, 2002 availability under the Company's Revolving Facility was an overadvance of ($6,373). Including the additional $3,000 in excess availability referred to above the Company had availability of $3,160 at March 30, 2002. The maximum borrowings under the Revolving Credit Facility were $29,197 during the fiscal three months ended March 30, 2002.

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

     In addition to its other provisions, the August Amendment also provided that any fees payable by the Company to CBCC on or after August 1, 2001 pursuant to an amendment executed in March 2001, as set forth below, would be evidenced by a promissory note subsequently amended to be payable January 1, 2004, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2003. In connection with the August Amendment, CBCC requested "good faith" participation by certain shareholders and affiliates of the Company who agreed to immediately provide the Company with $200 in additional credit support.

     In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore in accordance with this understanding, through March 30, 2002, the Company has incurred $750 in additional fees to CBCC and has issued 3,000,000 warrants to CBCC with share prices ranging from $0.05 to $0.185.

     The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. In accordance with the March Amendment, the Company must maintain a tangible net worth of not less than a net deficit of ($24,156) as of December 29, 2001 and as of the end of each month thereafter and it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At March 30, 2002 the Company's tangible net worth was a deficit of ($17,949).

     Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. The Company previously had the option of electing a Euro Loan, pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as consideration to CBCC in connection with certain previous amendments, the Company has agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains average undrawn availability of at least $1,000 for three consecutive months.

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

5. WARRANTS

     In November 1999, the Company issued 12,103,200 warrants to Guarantors in consideration for providing standby guarantees of the Company's obligations under the Loan and Security Agreement. Each warrant represents the right to purchase one share of Common Stock for $0.27 through May 2009. The number of warrants issued to each Guarantor was based upon a formula which took into account the dollar amount of the Guarantee and the number of days that the Guarantee was in place. These warrants have been accounted for as an increase to additional paid in capital and were amortized as interest expense over the life of the guarantee.

     In December 1999, in connection with an amendment to the Loan and Security Agreement, the Company issued to CBCC, its secured lender, a warrant to purchase 550,000 shares of the Company's Common Stock at a price of $0.27 per share. This has been accounted for as additional financing fees totaling $110 and additional paid-in-capital. In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share. This warrant has been accounted for as additional financing fees and additional paid-in-capital. The unamortized portion of such fees will be amortized over the remaining life of the loan. The Company issued warrants to purchase 250,000 shares of the Company's Common Stock on each of May 1, 2001, June 1, 2001, July 1, 2001, August 1, 2001, September 1, 2001, October 1, 2001, November 1, 2001, December 1, 2001, January 1, 2002, February 1, 2002 and March 1, 2002 at prices ranging from $0.05 to $0.18 per share. The fair value of these warrants have been accounted for as additional interest expense and as additional paid-in-capital.

     In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid-in-capital.

6. NEW LICENSES

     During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the "Freestyle(R) line of women's and girl's Activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. The Company followed with a license for women's socks under the Freestyle(R) Brand with Renfro Corporation for distribution to Target Stores in the third quarter 2001. In addition, a license for girl's intimate apparel under the Freestyle(R) Brand at Target, signed with Delta Galil, will put product in store in the third quarter of 2002. The Company continues to explore additional licensing opportunities.

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

8. SEGMENT INFORMATION

     The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round The Clock(R) and Givenchy(R), Evan Picone(R), Ellen Tracy(R) and under private labels for major retailers.

     The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal three months ended March 30, 2002 and March 31, 2001, Danskin Division was allocated $816 and $796 respectively and Pennaco was allocated $411 and $396 respectively. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

Financial information by segment for the fiscal three months ended March 31, 2001 and March 30, 2002 is summarized below:

                                  DANSKIN       PENNACO         TOTAL
                                -----------   ------------   -----------
      March 31, 2001
      Net Revenues              $    14,660   $      7,433   $    22,093
      Operating (Loss)                 (674)          (444)       (1,118)

      March 30, 2002
      Net Revenues              $    15,654   $      5,643   $    21,297
      Operating Income (Loss)         1,245           (567)          678

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

INTRODUCTION

     The following discussion provides an assessment of Danskin, Inc. (the "Company") results of operations, capital resources and liquidity, which should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of the Company and its two divisions, Danskin and Pennaco.

RECENT EVENTS

        The Company has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by capital constraints coupled with the general downturn in the economy and apparel industry. However, the Company experienced improved financial results during the fiscal quarter ended March 30, 2002 as compared to fiscal quarter ended March 31, 2001. The Company's management remains confident that progress will continue in its reorganization efforts.

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

        Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continue to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry. However, progress has continued, and the Company experienced improved financial results during the fiscal quarter ended March 30, 2002, as compared to fiscal quarter ended March 31, 2001.

        Pursuant to certain amendments to the Loan and Security Agreement executed in March 2002, the Lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002, based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of $10,987 (the "Overadvance"). Including the additional $3,000 in excess availability referred to above the Company had availability of $3,160 at March 30, 2002. Based on the aforementioned Overadvance from its lender, the Company believes it will have sufficient liquidity in fiscal year 2002 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans, taking into account the $3,000 in additional availability above the requirements of its business plan, as described above. (See Liquidity and Capital Resources)

        The fiscal three months ended March 30, 2002 and March 31, 2001 each consisted of thirteen weeks.

        The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Condensed Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE MONTH PERIOD ENDED MARCH 30, 2002 WITH THE FISCAL THREE MONTH PERIOD ENDED MARCH 31, 2001

NET REVENUES:

     Net revenues amounted to $21,297 for the fiscal three months ended March 30, 2002, a decrease of $796, or 3.6% from the prior year fiscal three months ended March 31, 2001 of $22,093. Danskin activewear net revenues, which include the Company's retail operations, amounted to $15,654 for the fiscal three months ended March 30, 2002 an increase of $994 or 6.8%, from $14,660 in the prior year fiscal three months ended March 31, 2001. Revenues for the fiscal three months ended March 30, 2002 increased primarily due to higher royalty income generated from the Jacque Moret, Inc. license agreement and higher sales in the retail and outlet stores. Danskin wholesale sales were $12,904 for the three months ended March 30, 2002, an increase of $849 or 7.0% higher than the fiscal three months ended March 31, 2001. Products sold under the Danskin brand name, including international sales, were 0.7% higher for the fiscal three months ended March 30, 2002 compared to the prior year fiscal year.

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

     Sales in the Company's retail stores were $2,750 for the fiscal three months ended March 30, 2002, compared to $2,605 for the prior year fiscal period, an increase of $145 or 5.6%. The increase in sales is primarily a result of improved traffic generated in the stores through sales promotions, better inventory mix and improved customer service. Comparable retail store sales increased 8.5% for the fiscal three months ended March 30, 2002. As of March 30, 2002, the Company has two full price retail stores, 27 permanent outlet stores and two temporary stores in 17 states. The Company has closed three stores during the three month period ended March 30, 2002. There are two fewer stores in the fiscal three months ended March 30, 2002 versus the fiscal three months ended March 31, 2001. In order to capitalize on the recent momentum in the retail and outlet stores and enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns.

In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or underperforming locations. The Company is currently evaluating closing approximately seven additional stores over the next four to five months and opening five new stores in prime locations.

     Pennaco legwear revenues amounted to $5,643 for the fiscal three months ended March 30, 2002, a decrease of $1,790 or 24.1% from the prior year fiscal three months ended March 31, 2001 of $7,433. The fiscal three month revenue decrease over the prior fiscal three month period is primarily attributable to the continued weakness in the sheer hosiery market, reduced "open to buys" for department store buyers of branded in store inventory, Givenchy returns related to a repackaging program and an unseasonably warm winter in the Northeast. Revenues for Round the Clock (R) and Givenchy (R) brands experienced significant decreases for the fiscal quarter while the Custom Collection or private label customers revenues were flat for the three months ended March 30, 2002 when compared to the three months ended March 31, 2001. Net revenues for the Evan Picone(R) and Ellen Tracy(R) products in the fiscal three month period ended March 30, 2002 were $1,376 and $605, respectively compared to $1,948 and $1,047 respectively for the three months ended March 31, 2001.

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

GROSS PROFIT:

     Gross profit increased by $1,590 or 25.3% to $7,878 for the fiscal three months ended March 30, 2002 compared to $6,288 for the fiscal three months ended March 31, 2001 due mainly to higher mix of royalty income generated from the Jacque Moret, Inc. license agreement, cost reductions implemented in the manufacturing facilities including lower pricing for raw materials and lower product cost realized from a successful offshore sourcing program. Gross profit as a percentage of net revenues, increased significantly to 37.0% in the fiscal three months ended March 30, 2002 from 28.5% for the fiscal three months ended March 31, 2001.

     Danskin activewear gross profit, as a percentage of net revenue, increased to 43.1% for the fiscal three months ended March 30, 2002 from 32.7% for the fiscal three months ended March 31, 2001. The improvement of the Danskin activewear gross profit for the fiscal three months ended March 30, 2002 can be attributed to a higher mix of royalty income from the Jacque Moret, Inc. license agreement and improved margins for the Danskin brand primarily due to lower product costs generated from cost reductions instituted at the York manufacturing facility and sourcing of product offshore.

     The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three months ended March 30, 2002 was 54.4% compared to 54.6% for the fiscal three months ended March 31, 2001. The slight decrease in the margin percentage of net revenues is principally attributable to additional promotions and discounts used to drive increased traffic in the stores and generate positive comparable sales to last year. The comparable sales increase for the three months ended March 30, 2002 was 8.5% versus the three months ended March 31, 2001.

     Pennaco legwear gross profit, as a percentage of net revenue, was 20.0% in the fiscal three months ended March 30, 2002 versus 20.0% in the prior fiscal three months ended March 31, 2001. Despite the decrease in sales volume, the Pennaco Division was able to maintain the same gross profit percentage as the three months ended March 31, 2001 primarily due to cost improvements realized in the manufacturing facility and lower minimum royalty requirements. Total gross profit dollars for the three months ended March 30, 2002 were $359 lower than the three months ended March 31, 2001, exclusively related to the lower sales volume for the three months ended March 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company continues to review its selling, general and administrative expenses to reduce expenses and the infrastructure to "right-size" the organization. This encompasses implementation of a cost savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes, as well as significant head count reductions at all divisions. As indicated previously, the Company has also streamlined retail operations to reduce operating costs.

     Selling, general and administrative expenses, which include retail store operating costs including rents, decreased by $206, or 2.8%, to $7,200 or 33.8% of net revenues, in the fiscal three months ended March 30, 2002, from $7,406, or 33.5% of net revenues for the fiscal three months ended March 31, 2001. The net decrease was the result of lower selling, marketing and distribution expenses for the Company primarily attributable to lower sales commissions, headcount reductions and lower retail merchandising expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $196, or 3.9%, to $4,862 or 26.2% of net revenues for the fiscal three months ended March 30, 2002, from $5,058 or 26.0% of net revenues for the fiscal three months ended March 31, 2001.

INTEREST EXPENSE:

     Interest expense amounted to $894 for the fiscal three months ended March 30, 2002 and $950 for the prior fiscal three month period ended March 31, 2001 primarily due to lower interest rates partially offset by higher average levels of debt and higher financing expenses related to the Overadvance. The Company's effective interest rate was 9.3% and 10.8% for the three months ended March 30, 2002 and March 31, 2001, respectively.

INCOME TAX PROVISION:

     The Company's income tax provision rates differed from the Federal statutory rates as the Company has not provided a tax benefit against the net loss for the periods presented due to the uncertainty of their ability to utilize currently generated net operating loss carryforwards against future earnings, and the effect of state taxes for the fiscal three months ended March 30, 2002 and March 31, 2001. The Company's net deferred tax balance was $0 at both March 30, 2002 and December 29, 2001.

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

NET LOSS:

     As a result of the foregoing, the net loss was $228 for the fiscal three months ended March 30, 2002 compared to the net loss of $2,080 for the fiscal three months ended March 31, 2001.

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

     Net cash flow used in operations decreased by $3,302 to $1,554 for the fiscal three months ended March 30, 2002, from a use of cash in operations of $4,856 for the fiscal three months ended March 31, 2001, principally attributable to improved operating results for the three months ended March 30, 2002, decreases in accrued expenses and inventories, increases in accounts receivable and accounts payable. The maximum borrowing balance under the revolving line of credit was $29,197 during the fiscal three months ended March 30, 2002. Including the additional $3,000 in excess availability previously discussed the Company had availability of $3,160 at March 30, 2002.

     Working capital was a deficit of ($7,103) at March 30, 2002 compared to a deficit of ($6,940) at December 29, 2001. The change in working capital is primarily attributable to an increase of $1,648 in the revolving line of credit to fund the net loss, decreases in accrued expenses, increases in accounts receivable, term loan payments and capital expenditures.

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

     In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore, in accordance with this understanding, through March 30, 2002, the Company has incurred $750 in additional fees to CBCC and has issued 3,000,000 warrants to CBCC with share prices ranging from $0.05 to $0.185 per share.

     The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Company must maintain a tangible net worth of not less than a net deficit of ($24,156) as of December 29, 2001 and as of the end of each month thereafter and (ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At March 30, 2002 the Company's tangible net worth was a deficit of ($17,949). The maximum borrowings under the Revolving Credit Facility were $29,197 during the fiscal three months ended March 30, 2002.

     Interest on the Company's obligations and under the Loan and Security Agreement generally accrues at a rate per annum equal to the sum of the Prime Rate plus one half of one (1/2%) percent and is payable monthly. The Company previously had the option of electing a Euro Loan, pursuant to which interest on the Company's obligations would accrue at a rate per annum equal to the sum of the Eurodollar Rate, as defined in the Loan and Security Agreement, plus two and three quarters percent (2 3/4%). However, as consideration to CBCC in connection with certain previous amendments, the Company agreed to waive its right to elect a Eurodollar Loan until such time as the Company maintains average undrawn availability of at least $1,000 for three consecutive months.

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

     The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by continuing to develop new and innovative activewear, dancewear, legwear products and lifestyle products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and nontraditional channels of distribution.

     The Company continues to pursue a "Primary Resource Strategy," moving Brand Danskin(R) beyond its traditional stretch bodywear platform. The Company intends to continue to offer new and innovative products that blend technical innovation with comfort and style, broadening the position of Brand Danskin(R) to the consumer beyond "activewear" to one of "active lifestyle." New innovation initiatives launched in 2001 for selling during the Spring and Fall 2002 seasons included O2 Performance(R), Danskin Yoga and Denise Austin(R) by Danskin(R). Additionally, the Company launched a new license with New York City Ballet(R) to develop innovative contemporary dance apparel. The Company continues to expand the visibility of Brand Danskin(R) beyond its traditional channels of distribution to alternative channels such as the internet (both direct to consumer selling and select retailer sites), direct mail, and home shopping television channels.

     The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and super sheer products, value oriented multipacks, plus size offerings, trouser socks and tights. Most recently, in fiscal year 2000 the Company reached an agreement with Ellen Tracy, Inc. pursuant to which Pennaco was granted a license for the manufacture and sale of legwear including sheer hosiery, sheer knee highs, tights, socks and trouser socks under the Ellen Tracy(R) label. In a separate transaction, Pennaco also recently obtained an exclusive license for the manufacture and sale of legwear under the Evan Picone(R) label.

     The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a contracting sheer hosiery market.

     The Company developed, and is implementing, an integrated Internet strategy in 2001 and beyond. The strategy is predicated upon the strong recognition of Brand Danskin(R) and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin(R)'s high recognition and credibility present a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

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

     The Triathlon Series is a tremendous content opportunity in its own right with 190 million reach through media exposure, community involvement and participant's inspirational stories. Danskin sponsors "grass roots" programs in each of seven race cities (Seattle, Sacramento, Denver, Austin, Boston, Chicago, Orlando) that will be improved through interactive activities on Danskin.com. The "Mentor Mentee" program allows first time entrants to receive support and advice from past participants and is only possible in a meaningful way through internet communication. Team Survivor is Danskin's program to support breast cancer survivors with free specialized coaching and training to prepare for the race. For the first time in 2001, Danskin.com enabled participants to register online for a Danskin race. Danskin.com also enhances the sponsorship opportunities available to partners of the Danskin Women's Triathlon Series, including Dove, Ryka, Shape, Timex and Dupont, linking our active women to their websites.

     Phase II of Danskin.com launched during March 2002, initiated a unique business-to-business site for dance and specialty stores seeking Danskin products putting Danskin in direct contact with a significant number of its specialty retail accounts. The Company recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be reordered for theatrical productions and team uniforms (a quick-growing market for young women). The combination of the In-Stock program and a business-to-business Internet site should significantly increase the Company's business opportunities by providing strong support to the independent representative sales force serving this channel of distribution.

     In addition to the foregoing, with the addition of licenses for fitness equipment and socks under the Danskin(R) Brand, along with women's and girl's activewear, and socks and girls intimate apparel under the Freestyle(R) brand, the Company is aggressively seeking to increase its presence at retail by continuing to explore various licensing opportunities for Brand Danskin(R) and Freestyle(R). The Company also continues to pursue a strategy to increase its presence in international markets.

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

                         DANSKIN, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 7 in the Notes to Consolidated Condensed Financial Statements in
Part I Financial Information of this Quarterly Report on Form 10Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) EXHIBITS

         None.

     (b) REPORTS ON FORM 8K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DANSKIN, INC.

May 14, 2002                             By: /s/ CAROL J. HOCHMAN
                                         ---------------------------------------
                                         Carol J. Hochman
                                         Chief Executive Officer

May 14, 2002                             By: /s/ JOHN A. SARTO
                                         ---------------------------------------
                                         John A. Sarto
                                         EVP, Chief Financial Officer