Form 10-Q
period 2002-06-29
DANSKIN INC
filed 2002-08-13
CIK 889299

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes /X/ No / /

     The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of June 29, 2002, excluding 1,083 shares held by a subsidiary:
68,945,454.

================================================================================

                         DANSKIN, INC. AND SUBSIDIARIES

               FORM 10Q FOR THE FISCAL THREE AND SIX MONTH PERIODS
                      ENDED JUNE 29, 2002 AND JUNE 30, 2001

                                      INDEX

                                                                                   PAGE NO.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2001 AND JUNE 29, 2002
 (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL THREE AND SIX MONTH PERIODS
 ENDED JUNE 30, 2001 AND JUNE 29, 2002 (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL SIX MONTH PERIODS ENDED
 JUNE 30, 2001 AND JUNE 29, 2002 (UNAUDITED)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

                         DANSKIN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS                                        DECEMBER 29, 2001        JUNE 29, 2002
                                                                                 -------------------    ------------------
                                                                                                            (UNAUDITED)
Cash and cash equivalents                                                        $               642    $              318
Accounts receivable, less allowance for doubtful accounts of $1,005 at
  December 29, 2001 and $967 at June 29, 2002                                                 11,050                11,985
Inventories                                                                                   20,307                20,968
Prepaid expenses and other current assets                                                      1,711                 1,682
                                                                                 -------------------    ------------------
   Total current assets                                                                       33,710                34,953

Property, plant and equipment - net of accumulated depreciation and
 amortization of $10,583 at December 29, 2001 and $11,085 at June 29, 2002                     6,179                 5,573
Other assets                                                                                   1,111                 1,080
                                                                                 -------------------    ------------------
   Total assets                                                                  $            41,000    $           41,606
                                                                                 ===================    ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Revolving line of credit                                                         $            26,447    $           28,694
Current portion of long-term debt                                                                800                 1,652
Accounts payable                                                                               6,385                 7,009
Accrued expenses                                                                               7,018                 6,598
                                                                                 -------------------    ------------------
   Total current liabilities                                                                  40,650                43,953
                                                                                 -------------------    ------------------

Long-term debt, net of current maturities                                                     11,000                10,298
Accrued dividends                                                                              3,229                 4,294
Accrued retirement costs                                                                       2,860                 2,853
                                                                                 -------------------    ------------------
   Total long-term liabilities                                                                17,089                17,445
                                                                                 -------------------    ------------------

Total liabilities                                                                             57,739                61,398
                                                                                 -------------------    ------------------
Commitments and contingencies

Stockholders' Deficit
Series E Cumulative Convertible Preferred Stock, 3,042 shares Liquidation
 Value of $15,210                                                                             15,210                15,210
Common Stock, $.01 par value, 250,000,000 shares authorized, 68,946,537 shares issued at December 29, 2001 and 68,946,537 shares issued at June 29, 2002,
 less 1,083 shares held by a subsidiary at December 29, 2001 and June 29, 2002                   689                   689
Additional paid-in capital                                                                    38,702                38,789
Accumulated deficit                                                                          (66,619)              (69,759)
Accumulated other comprehensive loss                                                          (4,721)               (4,721)
                                                                                 -------------------    ------------------
   Total Stockholders' Deficit                                                               (16,739)              (19,792)
                                                                                 ===================    ==================
Total Liabilities and Stockholders' Deficit                                      $            41,000    $           41,606
                                                                                 ===================    ==================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  FISCAL THREE MONTHS ENDED            FISCAL SIX MONTHS ENDED
                                                           ------------------------------------   ---------------------------------
                                                             JUNE 30, 2001       JUNE 29, 2002      JUNE 30, 2001     JUNE 29, 2002
                                                              (UNAUDITED)         (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                           -----------------   ----------------   ---------------   ---------------
Net revenues                                               $          19,718   $         19,016   $        41,811   $        40,313
Cost of goods sold                                                    13,842             12,975            29,647            26,394
                                                           -----------------   ----------------   ---------------   ---------------

Gross profit                                                           5,876              6,041            12,164            13,919

Selling, general and administrative expenses                           7,150              6,955            14,556            14,155
Interest expense                                                         940                921             1,890             1,815
                                                           -----------------   ----------------   ---------------   ---------------
                                                                       8,090              7,876            16,446            15,970

Loss before income tax provision                                      (2,214)            (1,835)           (4,282)           (2,051)

Provision for income taxes                                                12                 12                24                24
                                                           -----------------   ----------------   ---------------   ---------------

Net loss                                                              (2,226)            (1,847)           (4,306)           (2,075)

Preferred dividends                                                      389                533               731             1,065
                                                           -----------------   ----------------   ---------------   ---------------

Net loss applicable to Common Stock                        $          (2,615)  $         (2,380)  $        (5,037)  $        (3,140)
                                                           =================   ================   ===============   ===============

Basic and diluted loss per share:

Net loss per share                                         $           (0.04)  $          (0.03)  $         (0.07)  $         (0.05)
                                                           =================   ================   ===============   ===============

Weighted average number of common shares outstanding basic
 and diluted                                                      68,947,000         68,947,000        68,947,000        68,947,000
                                                           =================   ================   ===============   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          FISCAL SIX MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                    JUNE 30, 2001          JUNE 29, 2002
                                                                                 -------------------    ------------------
                                                                                      UNAUDITED              UNAUDITED
Cash Flows From Operating Activities:
Net loss                                                                         $            (4,306)   $           (2,075)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                  900                   812
  Net loss on sale of property, plant and equipment                                               44                    72
  Financing fees converted to term loan                                                            -                   450
  Warrants issued                                                                                 40                    87
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                             (602)                 (935)
    Decrease (increase) in inventories                                                           922                  (661)
    (Increase) decrease in prepaid expenses and other assets                                    (541)                   29
    (Decrease) increase in accounts payable                                                     (666)                  624
    Decrease in accrued expenses                                                                (850)                 (427)
                                                                                 -------------------    ------------------
Net cash used in operating activities                                                         (5,059)               (2,024)
                                                                                 -------------------    ------------------

Cash Flows From Investing Activities:
  Capital expenditures                                                                          (199)                 (184)
  Proceeds from sale of property, plant and equipment                                             20                     -
                                                                                 -------------------    ------------------
Net cash used in investing activities                                                           (179)                 (184)
                                                                                 -------------------    ------------------

Cash Flows From Financing Activities:

   Net borrowings under revolving line of credit                                               5,298                 2,247
   Repayments of long-term debt                                                                 (300)                 (300)
   Financing costs incurred                                                                     (129)                  (63)
                                                                                 -------------------    ------------------
Net cash provided by financing activities                                                      4,869                 1,884
                                                                                 -------------------    ------------------

Net decrease in Cash and Cash Equivalents                                                       (369)                 (324)

Cash and Cash Equivalents, Beginning of Period                                                   789                   642
                                                                                 -------------------    ------------------

Cash and Cash Equivalents, End of period                                         $               420    $              318
                                                                                 ===================    ==================

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                    $             1,755    $            1,171
Income taxes paid                                                                                 20                    40
Cash refunds received for income taxes                                                            (6)                   (3)

Non-Cash Activities:
The Company issued warrants to purchase 750,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.17 to $0.185 per share during the six months ended June 30, 2001.

The Company issued warrants to purchase 1,500,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.05 to $0.10 per share during the six months ended June 29, 2002.

During fiscal 2002, CBCC converted $450 of financing fees to a term loan in connection with an amendment to the Company's debt agreement.

During fiscal 2001 and 2002, the Company recorded preferred dividends of $731 and $1,065, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

1. LIQUIDITY

     Danskin, Inc has made significant progress under the current management in its "right-sizing" reorganization plan implemented over the past three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by these capital constraints coupled with the general downturn in the economy and apparel industry. However, the Company experienced improved financial results during the fiscal quarter and six months ended June 29, 2002 as compared to the fiscal quarter and six months ended June 30, 2001.

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

     Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continued to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry. However, progress has continued and the Company experienced improved financial results during the fiscal quarter and the six months ended June 29, 2002 as compared to the fiscal quarter and six months ended June 30, 2001.

     Pursuant to certain amendments to the Company's Loan and Security Agreement executed in March 2002, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of ($10,987). The adequacy of the Company's bank facilities is contingent upon the successful attainment of the Company's business plan, taking into account the $3,000 in availability in excess of the requirements of the business plan. Through the six months ended June 29, 2002, the Company has operated within the availability provided under its Loan and Security Agreement, as amended. Availability at June 29, 2002 was an overadvance of ($7,850). Including the additional $3,000 in excess availability referred to above, the Company had availability of $1,066 at June 29, 2002. Based on the aforementioned overadvance the Company believes it will have sufficient liquidity in fiscal year 2002 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans, and taking into account the $3,000 in additional availability from the requirements of its business plan, as described above. The Company's monthly business plans for 2002 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans in 2002. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the management of the Company, the accompanying Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of June 29, 2002, as well as its results of operations and its cash flows for the fiscal three and six month periods ended June 29, 2002 and June 30, 2001. The fiscal three months ended June 29, 2002 and June 30, 2001 each consisted of thirteen weeks. The fiscal six months ended June 29, 2002 and June 30, 2001 each consisted of twenty-six weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10K for the Fiscal Year Ended December 29, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year.

INVENTORIES

     Inventories are stated at the lower cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                                                        DECEMBER 29,                 JUNE 29,
                                                                           2001                       2002
                                                                 -------------------------   -----------------------
                                                                                                    (UNAUDITED)
Finished goods                                                   $                  14,344   $                14,241
Work-in-process                                                                      2,729                     3,244
Raw Materials                                                                        2,568                     2,848
Packaging materials                                                                    666                       635
                                                                 -------------------------   -----------------------
                                                                 $                  20,307   $                20,968
                                                                 =========================   =======================

LOSS PER COMMON SHARE

     For both the six months ended June 29, 2002 and June 30, 2001, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At June 29, 2002, the Company had the following common shares and common share equivalents outstanding:

Common Shares                                                                                             68,946,537
Preferred Stock-if converted                                                                              84,500,676
Warrants/Options                                                                                          47,947,331
                                                                                             -----------------------
Total Shares and Share Equivalents Outstanding                                                           201,394,544
                                                                                             =======================

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance of ($10,987) (the "Overadvance"). At June 29, 2002 availability under the Company's Revolving Facility was an overadvance of ($7,850). Including the additional $3,000 in excess availability referred to above the Company had availability of $1,066 at June 29, 2002. The maximum borrowings under the Revolving Credit Facility were $29,546 during the fiscal six months ended June 29, 2002.

     In connection with the March Amendment, the Company agreed (i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and (ii) such time as the Company has $3,000 in undrawn availability. Through June 29, 2002, CBCC has not earned any royalties.

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

     In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore in accordance with this

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

understanding, cumulatively through June 29, 2002, the Company has incurred $975 in additional fees to CBCC and has issued 3,750,000 warrants to CBCC with share prices ranging from $0.05 to $0.185. $87 and $40 has been recognized relative to warrants issued as a component of interest expense during the six months ended June 29, 2002 and June 30, 2001, respectively.

     The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. In accordance with the March Amendment, the Company must maintain a tangible net worth of not less than a net deficit of ($24,156) as of December 29, 2001 and as of the end of each month thereafter and it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At June 29, 2002 the Company's tangible net worth was a deficit of ($20,284).

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

     Until the fifth anniversary of the date of its issuance, the Series E Stock has a 9% annual dividend rate, provided that the Company may, at its sole option, pay a portion of such dividend, equal to up to 2% per annum, in shares of common stock of the Company; provided however, that the Company has an obligation, with respect to the holders of the Series E Stock, to cause the common stock of the Company to be listed on the Nasdaq Small Cap Market or the Nasdaq National Market as promptly as feasible following the issuance of the Series E Stock. If the Company does not achieve such listing within eighteen
(18) calendar months following the issuance date of the Series E Stock, dividends shall accrue prospectively at a rate of 14% per annum, payable in cash only, until such time such listing is effected. Notwithstanding the foregoing, from and after the fifth anniversary of the date of

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

issuance, dividends accrue on the Series E Stock at a rate of 14% per annum, payable only in cash. The Common Stock is not presently listed as required by the terms of the Series E Stock. Therefore effective June 8, 2001, dividends on the Series E Stock are accruing at a rate of 14% per annum. If the Series E Stock is converted, accumulated but unpaid dividends are payable in cash upon conversion. As such, the accumulated dividends have been recognized as a liability on the accompanying consolidated balance sheets.

     5. WARRANTS

     In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share. This warrant has been accounted for as additional financing fees and additional paid in capital. The unamortized portion of such fees will be amortized over the remaining life of loan. The Company issued warrants to purchase 250,000 shares of the Company's Common Stock each month beginning May 1, 2001 through June 1, 2002 (cumulatively 3,500,000 shares) at prices ranging from $0.05 per share to $0.18 per share. These warrants have been accounted for as additional interest expense and as additional paid in capital.

     In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners, for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid in capital.

6. NEW LICENSES

     During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the Freestyle(R) line of women's and girl's activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. The Company followed with licenses for women's socks under the Freestyle(R) Brand with Renfro Corporation for distribution to Target Stores in the third quarter of 2001. In addition, a license for girls' intimate


                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

apparel under the Freestyle(R) Brand at Target, signed with Delta Galil, will put product in store in the third quarter of 2002. The Company continues to explore additional licensing opportunities.

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

8. SEGMENT INFORMATION

     The Company is organized based on the products that it offers. The Company currently operates under two operating segments: Danskin, which designs, manufactures, markets and sells activewear, dance wear, bodywear, tights and exercise apparel through wholesale channels to retailers and through the Company's outlet and retail stores; and Pennaco, which designs, manufactures and markets hosiery under the brand names Round-the-Clock(R), Givenchy(R), Evan Picone(R), Ellen Tracy(R), and under private labels for major retailers.

     The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal six months ended June 29, 2002 and June 30, 2001, Danskin Division was allocated $1,539 and $1,549 respectively and Pennaco was allocated $764 and $767. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

     Financial information by segment for the fiscal six month ended June 30, 2001 and June 29, 2002 is summarized below:

                                                                 DANSKIN                   PENNACO                  TOTAL
                                                          ----------------------   ----------------------   ---------------------
June 30, 2001
Net Revenues                                              $               28,060   $               13,751   $              41,811
Operating (Loss)                                                          (1,236)                  (1,156)                 (2,392)

June 29, 2002
Net Revenues                                              $               29,496   $               10,817   $              40,313
Operating Income (Loss)                                                    1,032                   (1,268)                   (236)

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

RECENT EVENTS

     The Company has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite being negatively impacted by capital constraints during this timeframe, the Company has benefited from substantial operational improvements and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts. The Company's financial results for fiscal year 2001 were negatively impacted by capital constraints coupled with the general downturn in the economy and apparel industry. However, the Company experienced improved financial results during the fiscal quarter and six months ended June 29, 2002 as compared to the fiscal quarter and six months ended June 30, 2001.

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

     Although significant progress has been made in addressing the operating issues which current management began addressing in fiscal 1999, the Company's results of operations continued to be hampered by the negative impact of the capital constraints experienced by the Company for the last three fiscal years including limited marketing investment, poor reporting systems and restrictions on piece goods and raw materials purchases. In addition, results of operations in fiscal 2001 were negatively impacted by weakness in the overall economy and the apparel industry. However, progress has continued, and the Company experienced improved financial results during the fiscal quarter and six months ended June 29, 2002 as compared to fiscal quarter and six months ended June 30, 2001.

     Pursuant to certain amendments to the Company's Loan and Security Agreement executed in March 2002, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2002 based on the Company's forecasted monthly business plans through fiscal year 2002, plus an additional $3,000 in excess availability to a maximum overadvance of ($10,987). The adequacy of the Company's bank facilities is contingent upon the successful attainment of the Company's business plan, taking into account the $3,000 in availability in excess of the requirements of the business plan. Through the six months ended June 29, 2002, the Company has operated within the availability provided under its Loan and Security Agreement, as amended. Availability at June 29, 2002 was an overadvance of ($7,850). Including the additional $3,000 in excess availability referred to above, the Company had availability of $1,066 at June 29, 2002. Based on the aforementioned overadvance the Company believes it will have sufficient liquidity in fiscal year 2002 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans, and taking into account the $3,000 in additional availability from the requirements of its business plan, as described above. The Company's monthly business plans for 2002 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans in 2002. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement. (See Liquidity and Capital Resources)

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The fiscal three months ended June 29, 2002 and June 30, 2001 each consisted of thirteen weeks. The fiscal six months ended June 29, 2002 and June 30, 2001 each consisted of twenty-six weeks.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

SALES RETURNS AND OTHER CUSTOMER RELATED ALLOWANCES

     Sales are recorded net of expected future returns, and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide cooperative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

INVENTORIES

     The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required.

     The following discussion provides an assessment of the Company's results of operations, capital resources and liquidity which should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10Q (operating data includes operating data for the Company's retail activities) and with the Annual Report on Form 10K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND SIX MONTH PERIODS ENDED JUNE 29, 2002 WITH THE FISCAL THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001

NET REVENUES:

     Net revenues amounted to $19,016 for the fiscal three months ended June 29, 2002, a decrease of $702, or 3.6% from the prior year fiscal three months ended June 30, 2001 of $19,718. Net revenues for the six months ended June 29, 2002 amounted to $40,313, a decrease of $1,498 or 3.6% from the prior year six months ended June 30, 2001. Danskin Activewear net revenues, which include the Company's retail operations, amounted to $13,842 for the fiscal three months ended June 29, 2002 an increase of $442 or 3.3%, from $13,400 in the prior year fiscal three months ended June 30, 2001. Activewear net revenues amounted to $29,496 for the fiscal six months ended June 29, 2002, an increase of $1,436 or 5.1%, from $28,060 in the prior year fiscal six months ended June 30, 2001. Revenues for the fiscal three and six months ended June 29, 2002 increased primarily due to higher royalty income generated from the Jacque Moret, Inc. license agreement, higher internet sales and an increase in continuity programs partially offset by lower sales related to closeouts and irregulars.

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

     Sales in the Company's retail stores were $2,404 for the fiscal three months ended June 29, 2002, compared to $2,685 for the prior year fiscal period, and were $5,154 for the six month period ended June 29, 2002 compared to $5,290 for the six months ended June 30, 2001. The decrease in sales for the three and six month period is primarily a result of five fewer stores opened during the period versus the same prior period. Comparable retail store sales increased 0.2% for the fiscal three months ended June 29, 2002 and increased 4.5% for the six months ended June 29, 2002 due to improved traffic generated in the stores through sales promotions, better inventory mix and improved customer service. As of June 29, 2002, the Company has three full price retail stores and 29 permanent outlet stores in 19 states. There are five fewer stores in the fiscal six months ended June 29, 2002 versus the fiscal six months ended June 30, 2001 resulting in lower total retail store sales for the current year. In order to capitalize on the recent momentum in the retail and outlet stores and enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

steps necessary to evaluate certain unprofitable or under-performing locations. During the past six months, the Company has closed seven stores and opened five new stores in prime locations including a full price retail store in Westport, CT.

     Pennaco legwear revenues amounted to $5,174 for the fiscal three months ended June 29, 2002, a decrease of $1,144 or 18.1% from the prior year fiscal three months ended June 30, 2001 of $6,318. Revenues amounted to $10,817 for the six months ended June 29, 2002, a decrease of $2,934 or 21.3% from the prior year fiscal six months ended June 30, 2001 revenues of $13,751. The decrease in revenues for the fiscal three and six month periods ended June 29, 2002 is primarily attributable to the continued weakness in the sheer hosiery market, reduced "open to buys" for department store buyers of branded in store inventory, Givenchy returns related to a repackaging program and an unseasonably warm winter in the Northeast. Net revenues for Round the Clock(R) and the Givenchy(R) brands, as well as, the Custom Collection or private label customers experienced significant shortfalls compared to the revenues for the three months ended June 30, 2001. Net revenues for the Evan Picone(R) and Ellen Tracy(R) products for the three months ended June 29, 2002 were $1,124 and $673, respectively compared to $1,226 and $672, respectively for the three months ended June 30, 2001. For the six months ended June 29, 2002, net revenues for Evan Picone(R) and Ellen Tracy(R) were $2,500 and $1,279, respectively compared to $3,290 and $1,719, respectively for the six months ended June 30, 2001.

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

GROSS PROFIT:

     Gross profit increased by $165 or 2.8% to $6,041 for the fiscal three months ended June 29, 2002 compared to $5,876 for the fiscal three months ended June 30, 2001. Gross profit increased $1,755 or 14.4% to $13,919 for the fiscal six months ended June 29, 2002 from $12,164 for the fiscal six months ended June 30, 2001. Gross profit, as a percentage of net revenues, increased to 31.8% in the fiscal three months ended June 29, 2002 from 29.8% for the fiscal three months ended June 30, 2001. For the fiscal six months ended June 29, 2002, gross profit increased to 34.5% of net revenues compared to 29.1% for the fiscal six months ended June 30, 2001.

     Danskin activewear gross profit, as a percentage of net revenue, increased to 36.8% for the fiscal three months ended June 29, 2002 from 35.3% for the fiscal three months ended June 30, 2001, and increased to 40.2% for the fiscal six months ended June 29, 2002 from 34.0% for the fiscal six months ended June 30, 2001. The improvement of the Danskin activewear gross profit for the fiscal three and six months ended June 29, 2002 can be attributed to a higher mix of royalty income generated from the Jacque Moret, Inc. license agreement, cost reductions implemented in the manufacturing facility in York, PA including lower pricing for raw materials, lower product cost realized from a successful offshore sourcing program and reduced levels of closeout and irregular sales due to improved management of excess and discontinued inventory.

     The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three months ended June 29, 2002 was 56.2% compared to 58.4% for the fiscal three months ended June 30, 2001, and 55.2% for the six months ended June 29, 2002 versus 56.5% for the six months ended June 30, 2001. The decrease in the margin percentage of net revenues is principally attributable to additional promotions and discounts used to drive increased traffic in the stores and generate positive comparable sales to last year in a very difficult retail environment. The comparable store sales increase for the six months ended June 29, 2002 was 4.5% versus the six months ended June 30, 2001.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Pennaco legwear gross profit, as a percentage of net revenue, increased slightly to 18.3% in the fiscal three months ended June 29, 2002 from 18.0% in the prior fiscal three months ended June 30, 2001 and increased to 19.2% for the six months ended June 29, 2002 from 19.1% for the six months ended June 30, 2001. Despite the significant decreases in sales volume for the three and six months ended June 29, 2002, the Pennaco Division was able to maintain the same gross profit percentage as the three and six months ended June 30, 2001 primarily due to cost improvements in the manufacturing facility in Grenada, MS, lower minimum royalty requirements and reduced product costs for goods sourced in Mexico. Total gross profit dollars for the three and six months ended June 29, 2002 were $194 and $553, respectively lower than the three and six months ended June 30, 2001, exclusively related to the lower sales volume.

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

     Selling, general and administrative expenses, which include retail store operating costs including rents, decreased by $195, or 2.7%, to $6,955 or 36.6% of net revenues, in the fiscal three months ended June 29, 2002, from $7,150,or 36.3% of net revenues for the fiscal three months ended June 30, 2001. For the fiscal six months ended June 29, 2002, selling, general and administration expenses were $14,155 a decrease of $401 or 2.8% compared to $14,556 for the six months ended June 30, 2001. Selling, general and administration expenses, as a percent of net revenues, was 35.1% for the six months ended June 29, 2002 versus 34.8% for the six months ended June 30, 2001. The net decrease for the three and six month periods was the result of lower retail/outlet store expenses related to having five fewer stores compared to the same prior year period, lower Pennaco sales commissions and retail merchandising expense or area representatives, lower distribution expenses and reduced administrative expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $335, or 3.4%, to $9,561 or 27.2% of net revenues for the fiscal six months ended June 29, 2002 from $9,896 or 27.1% of net revenues for the fiscal six months ended June 30, 2001.

INTEREST EXPENSE:

     Interest expense amounted to $921 for the fiscal three months ended June 29, 2002 and $940 for the prior year fiscal three month period ended June 30, 2001. Interest expense amounted to $1,815 for the fiscal six months ended June 29, 2002 and $1,890 for the prior year fiscal six month period ended June 30, 2001. The lower interest expenses for the three and six month periods are due primarily to lower interest rates partially offset by higher average levels of debt and higher financing fees related to the Overadvance. $87 and $40 has been recognized relative to warrants issued as a component of interest expense during the six months ended June 29, 2002 and June 30, 2001, respectively. The Company's effective interest rate was 9.1% and 9.6% for the three months ended June 29, 2002 and June 30, 2001, respectively, and 9.2% and 10.2% for the six months ended June 29, 2002 and June 30, 2001, respectively.

INCOME TAX PROVISION:

     The Company's income tax provision rates differed from the Federal statutory rates as the Company has not provided a tax benefit against the net loss for the periods presented due to the uncertainty of their ability to utilize currently generated net operating loss carryforwards against future earnings, and the effect of state taxes for the fiscal three and six months ended June 29, 2002 and June 30, 2001. The Company's net deferred tax balance was $0 at both June 29, 2002 and December 29, 2001.

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

NET LOSS:

     As a result of the foregoing, the net loss was $1,847 for the fiscal three months ended June 29, 2002 compared to the net loss of $2,226 for the fiscal three months ended June 30, 2001. For the six months ended June 29, 2002, the net loss was $2,075 compared to a net loss of $4,306 for the six months ended June 30, 2001.

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

     Net cash flow used in operations decreased by $3,035 to $2,024 for the fiscal six months ended June 29, 2002, from a use of cash in operations of $5,059 for the fiscal six months ended June 30, 2001. The improvement in net cash used in the six months ended June 29, 2002 versus the six months ended June 30, 2001 is primarily a result of improved operating results and better utilization of working capital. The net cash used in operating activities of $2,024 is principally attributable to the net operating loss for the six months ended June 29, 2002, decreases in accrued expenses and increases in accounts receivable and inventory partially offset by an increase in accounts payable. The maximum borrowing balance under the Company's revolving line of credit was $29,546 during the fiscal six months ended June 29, 2002. Including the additional $3,000 in excess availability previously discussed, the Company had availability of $1,066 at June 29, 2002.

     Working capital was a deficit of ($9,000) at June 29, 2002 compared to a deficit of ($6,940) at December 29, 2001. The change in working capital is primarily attributable to an increase of $2,247 in the revolving line of credit to fund the net loss, decreases in accrued expenses, increases in inventories and accounts receivable, term loan payments, financing costs and capital expenditures.

     As reflected in the Consolidated Financial Statements, the Company has incurred losses for each of the periods presented. However, the Company (i) has implemented a cost savings strategy Company-wide which has resulted in, and the Company believes will continue to produce, reductions in the Company's infrastructure expenses, (ii) has taken actions to increase the revenue of its operating segments, including selling to new customers and entering into new licensing arrangements, and (iii) has amended its secured credit facility from time to time, to provide the Company with the liquidity it needs to meet its business plans. In addition, the Company is currently seeking to raise additional capital through the sale of debt or equity securities. The Company presently anticipates that the proceeds from any such sale, if successful, will be used for general working capital purposes.

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

     The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in March 2002 (the "March Amendment"), CBCC has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2002, to meet borrowing levels required by the Company's forecasted monthly business plans, plus an additional $3,000 in excess availability through December 2002, to a maximum overadvance of ($10,987) (the "Overadvance").

     In connection with the March Amendment, the Company agreed (i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and (ii) such time as the Company has $3,000 in undrawn availability. Through June 29, 2002, CBCC has not earned any royalties.

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

     In connection with the amendment in March 2001, the Company agreed: (i) to pay CBCC a fee equal to $25 on May 1, 2001, and an additional fee of $25, plus the amount of the previous month's fee, on the first of each month thereafter, and (ii) to issue 250,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month, commencing May 1, 2001. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company raises $4,790 of additional capital. Therefore, in accordance with this understanding, through June 29, 2002, the Company has incurred $975 in additional fees to CBCC and has issued 3,750,000 warrants to CBCC with share prices ranging from $0.05 to $0.185 per share.

     The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. The Company must maintain a tangible net worth of not less than a net deficit of

($24,156) as of December 29, 2001 and as of the end of each month thereafter and
(ii) it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

effect to the Overadvance. At June 29, 2002 the Company's tangible net worth was a deficit of ($20,284). The maximum borrowings under the Revolving Credit Facility were $29,546 during the fiscal six months ended June 29, 2002.

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

     The Company expects to finance its short term growth, working capital requirements, capital expenditures, and debt service requirements principally from the additional capital and liquidity provided by the cash generated from operations, existing credit

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     lines, including the Overadvance as discussed previously, vendor arrangements and by raising additional capital as previously discussed. The Company's monthly business plans for 2002 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans in 2002. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement.

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

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CERTAIN STATEMENTS CONTAINED IN THE DISCUSSION HEREIN, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S ANTICIPATED RESULTS OF OPERATIONS OR LEVEL OF BUSINESS FOR FISCAL YEAR 2002 OR ANY OTHER FUTURE PERIOD, SHALL BE DEEMED FORWARD-LOOKING STATEMENTS WITHIN THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS A NUMBER OF FACTORS AFFECTING THE COMPANY'S BUSINESS AND OPERATIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND CERTAIN ASSUMPTIONS, REFERRED TO HEREIN, ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "ESTIMATES," "PROJECTS," "MANAGEMENT EXPECTS," "THE COMPANY BELIEVES," "IS OR REMAINS OPTIMISTIC," OR "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES. THESE FACTORS INCLUDE, AMONG OTHERS, CHANGES IN THE REGIONAL AND GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE LEVEL OF CONSUMER CONFIDENCE AND SPENDING, AND THE FINANCIAL CONDITION OF THE APPAREL INDUSTRY AND THE RETAIL INDUSTRY, AS WELL AS ADVERSE CHANGES IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS AS A RESULT OF FASHION TRENDS OR OTHERWISE AND THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE AND SPORTING GOODS STORE CUSTOMERS, INCLUDING RISKS RELATED TO CUSTOMER REQUIREMENTS FOR VENDOR MARGIN SUPPORT, AND THOSE RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; UNCERTAINTIES RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; AND RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN SOURCING.


                         DANSKIN, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime plus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 7 in the Notes to Consolidated Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) EXHIBITS

        Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) REPORTS ON FORM 8K

             On July 24, 2002, the Company filed a Current Report on Form 8-K reporting, under Item 4--Changes in Registrant's Certifying Accountant, that the Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountants.

                         DANSKIN, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DANSKIN, INC.


August 13, 2002                          By: /s/ CAROL J. HOCHMAN
                                         ---------------------------------------
                                         Carol J. Hochman
                                         Chief Executive Officer


August 13, 2002                          By: /s/ JOHN A. SARTO
                                         ---------------------------------------
                                         John A. Sarto
                                         EVP, Chief Financial Officer