Form 10-Q
period 2002-09-28
DANSKIN INC
filed 2002-11-12
CIK 889299

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002.

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

Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes / / No /X/

     The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of September 28, 2002, excluding 1,083 shares held by a subsidiary:
68,945,454.

================================================================================

                         DANSKIN, INC. AND SUBSIDIARIES

              FORM 10Q FOR THE FISCAL THREE AND NINE MONTH PERIODS
                 ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2001 AND SEPTEMBER 28, 2002 (UNAUDITED)              3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 29, 2001 AND SEPTEMBER 28, 2002 (UNAUDITED)                                               4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL NINE MONTH PERIODS ENDED
SEPTEMBER 29, 2001 AND SEPTEMBER 28, 2002 (UNAUDITED)                                               5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 22

ITEM 4. CONTROLS AND PROCEDURES                                                                    22

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                          22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                                                            22

SIGNATURES                                                                                         23

CERTIFICATIONS

                         DANSKIN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   ASSETS                                         DECEMBER 29, 2001    SEPTEMBER 28, 2002
                                                                                 ------------------    ------------------
                                                                                                           (UNAUDITED)
Cash and cash equivalents                                                        $              642    $              337
Accounts receivable, less allowance for doubtful accounts of $1,005 at
December 29, 2001 and $956 at September 28, 2002                                             11,050                15,514
Inventories                                                                                  20,307                21,357
Prepaid expenses and other current assets                                                     1,711                 1,841
                                                                                 ------------------    ------------------
  Total current assets                                                                       33,710                39,049

Property, plant and equipment - net of accumulated depreciation and
amortization of $10,583 at December 29, 2001 and $11,440 at September 28, 2002                6,179                 5,311
Other assets                                                                                  1,111                 1,031
                                                                                 ------------------    ------------------
  Total assets                                                                   $           41,000    $           45,391
                                                                                 ==================    ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Revolving line of credit                                                         $           26,447    $           31,329
Current portion of long-term debt                                                               800                   800
Accounts payable                                                                              6,385                 7,465
Accrued expenses                                                                              7,018                 6,928
                                                                                 ------------------    ------------------
  Total current liabilities                                                                  40,650                46,522
                                                                                 ------------------    ------------------

Long-term debt, net of current maturities                                                    11,000                11,225
Accrued dividends                                                                             3,229                 4,826
Accrued retirement costs                                                                      2,860                 2,840
                                                                                 ------------------    ------------------
  Total long-term liabilities                                                                17,089                18,891
                                                                                 ------------------    ------------------

Total liabilities                                                                            57,739                65,413
                                                                                 ------------------    ------------------

Commitments and contingencies

Stockholders' Deficit
Series E Cumulative Convertible Preferred Stock, 3,042 shares Liquidation
Value of $15,210                                                                             15,210                15,210
Common Stock, $.01 par value, 250,000,000 shares authorized, 68,946,537 shares issued at December 29, 2001 and 68,946,537 shares issued at September
28, 2002, less 1,083 shares held by a subsidiary at December 29, 2001 and
September 28, 2002                                                                              689                   689
Additional paid-in capital                                                                   38,702                38,844
Accumulated deficit                                                                         (66,619)              (70,044)
Accumulated other comprehensive loss                                                         (4,721)               (4,721)
                                                                                 ------------------    ------------------
  Total Stockholders' Deficit                                                               (16,739)              (20,022)
                                                                                 ==================    ==================
Total Liabilities and Stockholders' Deficit                                      $           41,000    $           45,391
                                                                                 ==================    ==================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FISCAL THREE MONTHS ENDED          FISCAL NINE MONTHS ENDED
                                                       ------------------------------    ------------------------------
                                                       SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,
                                                           2001             2002             2001             2002
                                                        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                       -------------    -------------    -------------    -------------
Net revenues                                           $      21,718    $      23,209    $      63,529    $      63,522
Cost of goods sold                                            14,264           14,982           43,911           41,376
                                                       -------------    -------------    -------------    -------------

Gross profit                                                   7,454            8,227           19,618           22,146

Selling, general and administrative expenses                   7,389            7,010           21,945           21,165
Interest expense                                               1,194              961            3,084            2,776
                                                       -------------    -------------    -------------    -------------
                                                               8,583            7,971           25,029           23,941

(Loss) income before income tax provision                     (1,129)             256           (5,411)          (1,795)

Provision for income taxes                                         9                9               33               33
                                                       -------------    -------------    -------------    -------------

Net (loss) income                                             (1,138)             247           (5,444)          (1,828)

Preferred dividends                                              532              532            1,263            1,597
                                                       -------------    -------------    -------------    -------------

Net loss applicable to Common Stockholders             $      (1,670)   $        (285)   $      (6,707)   $      (3,425)
                                                       =============    =============    =============    =============

Basic and diluted loss per share:

Net loss per share                                     $       (0.02)   $       (0.00)   $       (0.10)   $       (0.05)
                                                       =============    =============    =============    =============

Weighted average number of common shares outstanding
basic and diluted                                         68,947,000       68,947,000       68,947,000       68,947,000
                                                       =============    =============    =============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     FISCAL NINE MONTHS ENDED
                                                                              SEPTEMBER 29, 2001    SEPTEMBER 28, 2002
                                                                              ------------------    ------------------
                                                                                   UNAUDITED             UNAUDITED
                                                                              ------------------    ------------------
Cash Flows From Operating Activities:
Net loss                                                                      $           (5,444)   $           (1,828)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            1,346                 1,218
  Net loss on sale of property, plant and equipment                                           44                    72
  Accrued financing fees converted to term loan                                                -                   675
  Warrants issued                                                                            100                   142
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                       (1,972)               (4,464)
    Decrease (increase) in inventories                                                     2,130                (1,050)
    Increase in prepaid expenses and other assets                                           (824)                 (130)
    (Decrease) increase in accounts payable                                                  (19)                1,080
    Decrease in accrued expenses                                                          (1,214)                 (110)
                                                                              ------------------    ------------------
Net cash used in operating activities                                                     (5,853)               (4,395)
                                                                              ------------------    ------------------

Cash Flows From Investing Activities:
  Capital expenditures                                                                      (230)                 (277)
  Proceeds from sale of property, plant and equipment                                         22                     -
                                                                              ------------------    ------------------
Net cash used in investing activities                                                       (208)                 (277)
                                                                              ------------------    ------------------

Cash Flows From Financing Activities:

    Net borrowings under revolving line of credit                                          5,372                 4,882
    Repayments of long-term debt                                                            (400)                 (450)
    Proceeds from term loans                                                                 825
    Financing costs incurred                                                                 (54)                  (65)
                                                                              ------------------    ------------------
Net cash provided by financing activities                                                  5,743                 4,367
                                                                              ------------------    ------------------

Net decrease in Cash and Cash Equivalents                                                   (318)                 (305)

Cash and Cash Equivalents, Beginning of Period                                               789                   642
                                                                              ------------------    ------------------

Cash and Cash Equivalents, End of period                                      $              471    $              337
                                                                              ==================    ==================

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                 $            2,550    $            1,804
Income taxes paid                                                                             29                    72
Cash refunds received for income taxes                                                        (6)                   (3)

Non-Cash Activities:
The Company issued warrants to purchase 1,500,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.10 to $0.185 per share during the nine months ended September 29, 2001.

The Company issued warrants to purchase 2,250,000 shares of the Company's Common Stock to CBCC at prices ranging from $0.05 to $0.10 per share during the nine months ended September 28, 2002.

During fiscal 2002, CBCC converted $675 of financing fees to a term loan in connection with an amendment to the Company's debt agreement.

During fiscal 2001 and 2002, the Company recorded preferred dividends of $1,263 and $1,597, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

1.  LIQUIDITY

     Danskin, Inc. has made significant progress under the current management in its "right sizing" reorganization plan implemented over the last three fiscal years. Despite continuing to be negatively impacted by capital constraints and the effects of a significantly contracting sheer hosiery market, the Company experienced improved financial results during the fiscal quarter and nine months ended September 28, 2002 as compared to the fiscal quarter and nine months ended September 29, 2001. The Company's improved financial results reflect the benefits achieved from substantial operational improvements in each of its divisions and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts in the Danskin division.

     Pursuant to certain amendments to the Company's secured credit facility executed in November 2002, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2003 to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2003, to a maximum overadvance of $10,979. The Company had availability of $124 under the existing agreement at September 28 2002. (Refer to Note 3).

          Based on the aforementioned overadvance the Company believes it will have sufficient liquidity for the balance of fiscal year 2002 and fiscal year 2003 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans. The Company's monthly business plans for the balance of 2002 and 2003 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans for the balance of 2002 and 2003. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement.

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the management of the Company, the accompanying Consolidated Financial Statements have been presented on a basis consistent with the Company's fiscal year end financial statements and contain all adjustments (all of which were of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 28, 2002, as well as its results of operations and its cash flows for the fiscal three and nine month periods ended September 28, 2002 and September 29, 2001. The fiscal three months ended September 28, 2002 and September 29, 2001 each consisted of thirteen weeks. The fiscal nine months ended September 28, 2002 and September 29, 2001 each consisted of thirty-nine weeks. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. See the Annual Report of the Company on Form 10K for the Fiscal Year Ended December 29, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year.

INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consisted of the following:

                                     DECEMBER 29,   SEPTEMBER 28,
                                        2001            2002
                                    -------------   -------------
                                                     (UNAUDITED)
Finished goods                      $      14,344   $      14,943
Work-in-process                             2,729           2,968
Raw Materials                               2,568           2,828
Packaging materials                           666             618
                                    -------------   -------------
                                    $      20,307   $      21,357
                                    =============   =============

LOSS PER COMMON SHARE

     For both the nine months ended September 28, 2002 and September 29, 2001, basic and diluted net loss per share was computed based on weighted average common and common equivalent shares outstanding of 68,947,000. Common Stock equivalents are excluded from the basic and diluted net loss per share calculation for both periods because the effect would be antidilutive.

At September 28, 2002, the Company had the following common shares and common share equivalents outstanding:

Common Shares                                          68,946,537
Preferred Stock-if converted                           84,500,676
Warrants/Options                                       48,697,331
                                                      -----------
Total Shares and Share Equivalents Outstanding        202,144,544
                                                      ===========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. At this time, we do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

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

     Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2003, and (ii) $192 commencing on the first day of January 2004 and on the first day of each month thereafter.

     The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in November 2002 (the "November Amendment"), the Company's secured lender has agreed to provide the Company with additional borrowing capacity of varying amounts through December 31, 2003, to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2003, to a maximum overadvance of $10,979. At September 28, 2002 under the Company's Revolving Credit Facility, the Company had borrowing capacity equal to an overadvance of $6,842. The Company had availability of $124 at September 28, 2002. The maximum borrowings under the Revolving Credit Facility were $32,348 during the fiscal nine months ended September 28, 2002.

     In connection with an Amendment executed in March 2002, the Company agreed
(i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and (ii) such time as the Company has $3,000 in undrawn availability. Through September 28, 2002, CBCC has not earned any royalties.

     In connection with certain amendments, most recently the November Amendment, the Company agreed: (i) to pay CBCC a fee, currently equal to $85, on the first day of each month, and (ii) to issue 300,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on

                         DANSKIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the first of each month. Under the terms of the current agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company's overadvance is equal to or less than $2,500. Therefore in accordance with this understanding, cumulatively through September 28, 2002, the Company has incurred $1,200 in additional fees to CBCC and has issued 4,500,000 warrants to CBCC with share prices ranging from $0.05 to $0.185. $142 and $100 has been recognized relative to warrants issued as a component of interest expense during the nine months ended September 28, 2002 and September 29, 2001, respectively. These fees are evidenced by a promissory note payable January 1, 2004, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2003.

     The Loan and Security Agreement contains certain affirmative and negative covenants including, maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. In accordance with the November Amendment, the Company must maintain a tangible net worth of not less than a net deficit of ($27,574) as of December 28, 2002 and as of the end of each month thereafter. Also, it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving effect to the Overadvance. At September 28, 2002 the Company's tangible net worth was a deficit of ($20,514).

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

5.  WARRANTS

     In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share. This warrant has been accounted for as additional financing fees and additional paid in capital. The unamortized portion of such fees are being amortized over the remaining life of loan. The Company issued warrants to purchase 250,000 shares of the Company's Common Stock each month beginning May 1, 2001 through September 1, 2002 (cumulatively 4,250,000 shares) at prices ranging from $0.05 per share to $0.18 per share. These warrants have been accounted for as additional interest expense and as additional paid in capital.

     In connection with the placement of the Series E Preferred Stock, the Company issued to Utendahl Capital Partners, for its services as placement agent in connection with the sale of certain of the Series E Preferred Stock, a warrant to purchase 119,987 shares of the Company's Common Stock at a price of $0.31 per share. Such warrants were recorded as additions to paid in capital.

6.  NEW LICENSES

     During the first quarter of fiscal year 2001, the Company signed a multi-year license agreement with Jacques Moret, Inc., for the manufacture of the Freestyle(R) line of women's and girl's activewear for distribution to all 991 Target Stores retail locations throughout the United States commencing June 2001. The Company followed with licenses for women's socks under the Freestyle(R) Brand with Renfro Corporation for distribution to Target Stores that began in the third quarter of 2001 and a license for girls' intimate apparel under the Freestyle(R) Brand at Target, signed with Delta Galil, which put product in store in the third quarter of 2002. The Company continues to explore additional licensing opportunities.

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

     The Company evaluates performance based on profit or loss from operations before extraordinary items, interest expense and income taxes. The Company allocates corporate administrative expenses to each segment. For the fiscal nine months ended September

28, 2002 and September 29, 2001, Danskin Division was allocated $2,260 and $2,289 respectively and Pennaco was allocated $1,120 and $1,135. Capital expenditures for corporate administration are included with the Danskin Division. In addition, the Company does not allocate interest expense to the divisions.

     Financial information by segment for the fiscal nine month ended September 29, 2001 and September 28, 2002 is summarized below:

                                    DANSKIN      PENNACO       TOTAL
                                   ---------    ---------    ---------
September 29, 2001
Net Revenues                       $  43,227    $  20,302    $  63,529
Operating (Loss)                        (897)      (1,430)      (2,327)

September 28, 2002
Net Revenues                       $  46,335    $  17,187    $  63,522
Operating Income (Loss)                2,788       (1,807)         981

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

RECENT EVENTS

     The Company has made significant progress under current management in its "right-sizing" reorganization plan implemented over the last three fiscal years. Despite continuing to be negatively impacted by capital constraints and the effects of a significantly contracting sheer hosiery market, the Company experienced improved financial results during the fiscal quarter and nine months ended September 28, 2002 as compared to the fiscal quarter and nine months ended September 29, 2001. The Company's improved financial results reflect the benefits achieved from substantial operational improvements in each of its divisions and successes in reaching new customers and channels of distribution as well as expansion of its licensing efforts in the Danskin division.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Pursuant to certain amendments to the Company's secured credit facility executed in November 2002, the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2003 to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2003, to a maximum overadvance of $10,979. At September 28, 2002 under the Company's Revolving Credit Facility, the Company had borrowing capacity equal to an overadvance of $6,842. The Company had availability of $124 at September 28, 2002. (Refer to Note 3).

     Based on the aforementioned overadvance the Company believes it will have sufficient liquidity for the balance of fiscal year 2002 and fiscal year 2003 to operate the business in the normal course, contingent upon achievement of its forecasted monthly business plans. The Company's monthly business plans for the balance of 2002 and 2003 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans for the balance of 2002 and 2003. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement. (See Liquidity and Capital Resources)

     The fiscal three months ended September 28, 2002 and September 29, 2001 each consisted of thirteen weeks. The fiscal nine months ended September 28, 2002 and September 29, 2001 each consisted of thirty-nine weeks.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

SALES RETURNS AND OTHER CUSTOMER RELATED ALLOWANCES

     Sales are recorded net of expected future returns and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 28, 2002 WITH THE FISCAL THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2001

NET REVENUES:

     Net revenues amounted to $23,209 for the fiscal three months ended September 28, 2002, an increase of $1,491, or 6.9% from the prior year fiscal three months ended September 29, 2001 of $21,718. Net revenues for the nine months ended September 28, 2002 amounted to $63,522, a decrease of $7 from the prior year nine months ended September 29, 2001. Danskin Activewear net revenues, which include the Company's retail operations, amounted to $16,839 for the fiscal three months ended September 28, 2002 an increase of $1,672 or 11.0%, from $15,167 in the prior year fiscal three months ended September 29, 2001. Activewear net revenues amounted to $46,335 for the fiscal nine months ended September 28, 2002, an increase of $3,108 or 7.2%, from $43,227 in the prior year fiscal nine months ended September 29, 2001. Revenues for the fiscal three and nine months ended September 28, 2002 increased primarily due to higher royalty income generated from the Jacque Moret, Inc. license agreement, higher brand Danskin sales, higher internet sales, an increase in continuity programs and the successful launch of the New York City Ballet program.

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

     The Company has historically used its retail stores as a means to dispose of excess product as well as to increase brand awareness. The Company continually evaluates store-by-store performance in order to determine the most beneficial way to sell such product. Sales in the Company's retail stores were $3,667 for the fiscal three months ended September 28, 2002, compared to $4,062 for the prior year fiscal period, and were $8,821 for the nine month period ended September 28, 2002 compared to $9,352 for the nine months ended September 29, 2001. The decrease in sales for the three and nine month period is primarily a result of four fewer stores opened during the period versus the same prior period. Comparable retail store sales increased 0.3% for the fiscal three months ended September 28, 2002 and increased 2.8% for the nine months ended September 28, 2002 due to improved traffic generated in the stores through sales promotions, better inventory mix and improved customer service. As of September 28, 2002, the Company has three full price retail stores and 29 permanent outlet stores in 19 states. There are four fewer stores in the fiscal nine months ended September 28, 2002 versus the fiscal nine months ended September 29, 2001 resulting in lower total retail store sales for the current year. In order to capitalize on the recent momentum in the retail and outlet stores and enhance the performance of its retail stores, the Company continues to improve store product offerings, to renegotiate existing leases to achieve optimum store size, to streamline store operations to reduce operating costs and to set up an automatic stock replenishment system to maximize inventory turns. In addition, the Company is continuing to take steps necessary to evaluate certain unprofitable or under-performing locations. During the past nine months, the Company has closed seven stores and opened five new stores in prime locations including a full price retail store in Westport, CT.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Pennaco legwear revenues amounted to $6,370 for the fiscal three months ended September 28, 2002, a decrease of $181 or 2.8% from the prior year fiscal three months ended September 29, 2001 of $6,551. Revenues amounted to $17,187 for the nine months ended September 28, 2002, a decrease of $3,115 or 15.3% from the prior year fiscal nine months ended September 29, 2001 revenues of $20,302. The decrease in revenues for the fiscal three and nine month periods ended September 28, 2002 is primarily attributable to the continued weakness in the sheer hosiery market, reduced "open to buys" for department store buyers of branded in store inventory, Givenchy returns related to a repackaging program and an unseasonably warm winter in the Northeast. Net revenues for Round the Clock(R), Evan Picone(R) and the Givenchy(R) brands, as well as the Custom Collection and private label customers experienced significant shortfalls compared to the revenues for the nine months ended September 29, 2001. Such shortfalls were partially offset by an increase in revenue for Ellen Tracy(R).

     Management believes that the Company is positioned to take advantage of consolidation opportunities in the hosiery industry. The Company has initiated a program of product development focused on market right product and programs in niche and occasion oriented sheer hosiery and is focusing on expanding distribution into new wholesale accounts. In addition, opportunities exist for niche products and in the growing specialty, and dot.com channel segments.

GROSS PROFIT:

     Gross profit increased by $773 or 10.4% to $8,227 for the fiscal three months ended September 28, 2002 compared to $7,454 for the fiscal three months ended September 29, 2001. Gross profit increased $2,528 or 12.9% to $22,146 for the fiscal nine months ended September 28, 2002 from $19,618 for the fiscal nine months ended September 29, 2001. Gross profit, as a percentage of net revenues, increased to 35.4% in the fiscal three months ended September 28, 2002 from 34.3% for the fiscal three months ended September 29, 2001. For the fiscal nine months ended September 28, 2002, gross profit increased to 34.9% of net revenues compared to 30.9% for the fiscal nine months ended September 29, 2001.

     Danskin activewear gross profit, as a percentage of net revenue, increased to 43.2% for the fiscal three months ended September 28, 2002 from 39.2% for the fiscal three months ended September 29, 2001, and increased to 41.3% for the fiscal nine months ended September 28, 2002 from 35.8% for the fiscal nine months ended September 29, 2001. The improvement of the Danskin activewear gross profit for the fiscal three and nine months ended September 28, 2002 can be attributed to a higher mix of royalty income generated from the Jacques Moret, Inc. license agreement, cost reductions implemented in the manufacturing facility in York, PA including lower pricing for raw materials, lower product cost realized from a successful offshore sourcing program, increased sales volumes and reduced levels of closeout and irregular sales due to improved management of excess and discontinued inventory.

     The Company's retail stores gross profit, as a percent of net revenues, for the fiscal three months ended September 28, 2002 was 56.3% compared to 56.6% for the fiscal three months ended September 29, 2001, and 55.7% for the nine months ended September 28, 2002 versus 56.6% for the nine months ended September 29, 2001. The decrease in the margin percentage of net revenues is principally attributable to additional promotions and discounts used to drive increased traffic in the stores and generate positive comparable sales to last year in a very difficult retail environment. The comparable store sales increase for the nine months ended September 28, 2002 was 2.8% versus the nine months ended September 29, 2001.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Pennaco legwear gross profit, as a percentage of net revenue, decreased to 14.9% in the fiscal three months ended September 28, 2002 from 23.0% in the prior fiscal three months ended September 29, 2001 and decreased to 17.6% for the nine months ended September 28, 2002 from 20.4% for the nine months ended September 29, 2001. The decrease in margins for the three and nine months ended September 28, 2002 is primarily due to the unfavorable volume effect on manufacturing costs in the Grenada, MS plant associated with the significant lower volume in sales in Round the Clock(R), Givenchy(R) and Custom Collections. The Company has initiated a program to source product in Italy along with continued sourcing in Mexico to improve margins and offset the effect of the volume loss in the plant. In addition, the Company continues to address cost reductions and process efficiencies at the manufacturing plant to offset the volume loss. Total gross profit dollars for the three and nine months ended September 28, 2002 were $559 and $1,112, respectively lower than the three and nine months ended September 29, 2001, primarily related to the lower sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company continues to review its selling, general and administrative expenses to reduce expenses and the infrastructure. This encompasses implementation of a cost-savings strategy to control all expenses and streamline processes to increase efficiencies. The result is accountability and improved business processes, as well as head count reductions at all divisions. As indicated previously, the Company continues to streamline retail operations to reduce operating costs.

     Selling, general and administrative expenses, which include retail store operating costs including rents, decreased by $379, or 5.1%, to $7,010 or 30.2% of net revenues, in the fiscal three months ended September 28, 2002, from $7,389,or 34.0% of net revenues for the fiscal three months ended September 29, 2001. For the fiscal nine months ended September 28, 2002, selling, general and administration expenses were $21,165 a decrease of $780 or 3.6% compared to $21,945 for the nine months ended September 29, 2001. Selling, general and administration expenses, as a percent of net revenues, was 33.3% for the nine months ended September 28, 2002 versus 34.5% for the nine months ended September 29, 2001. The net decrease for the three and nine month periods was the result of lower retail/outlet store expenses related to having four fewer stores compared to the same prior year period, reduced sales promo and advertising for Pennaco, lower Pennaco sales commissions and retail merchandising expense or area representatives, lower distribution expenses and reduced administrative expenses. Selling, general and administrative expenses, excluding retail store operations, decreased $596, or 4.0%, to $14,222 or 26.0% of net revenues for the fiscal nine months ended September 28, 2002 from $14,818 or 27.4% of net revenues for the fiscal nine months ended September 29, 2001.

INTEREST EXPENSE:

     Interest expense amounted to $961 for the fiscal three months ended September 28, 2002 and $1,194 for the prior year fiscal three months ended September 29, 2001. Interest expense amounted to $2,776 for the fiscal nine months ended September 28, 2002 and $3,084 for the prior year fiscal nine months ended September 29, 2001. The lower interest expenses for the three and nine month periods are due primarily to lower interest rates partially offset by higher average levels of debt and higher financing fees related to the Overadvance. $142 and $100 has been recognized relative to warrants issued as a component of interest expense during the nine months ended September 28, 2002 and September 29, 2001, respectively. The Company's effective interest rate was 8.9% and 12.0% for the three months ended September 28, 2002 and September 29, 2001, respectively, and 9.1% and 10.8% for the nine months ended September 28, 2002 and September 29, 2001, respectively.

INCOME TAX PROVISION:

     The Company's income tax provision rates differed from the Federal statutory rates as the Company has not provided a tax benefit against the net loss for the periods presented due to the uncertainty of their ability to utilize currently generated net operating loss carryforwards against future earnings, and the effect of state taxes for the fiscal three and nine months ended September 28, 2002 and September 29, 2001. The Company's net deferred tax balance was $0 at both September 28, 2002 and December 29, 2001.

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

NET INCOME (LOSS):

     As a result of the foregoing, the net income was $247 for the fiscal three months ended September 28, 2002 compared to the net loss of $1,138 for the fiscal three months ended September 29, 2001. For the nine months ended September 28, 2002, the net loss was $1,828 compared to a net loss of $5,444 for the nine months ended September 29, 2001.

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

     Net cash flow used in operations decreased by $1,458 to $4,395 for the fiscal nine months ended September 28, 2002, from a use of cash in operations of $5,853 for the fiscal nine months ended September 29, 2001. The improvement in net cash used in the nine months ended September 28, 2002 versus the nine months ended September 29, 2001 is primarily a result of improved operating results and better utilization of working capital. The net cash used in operating activities of $4,395 is principally attributable to the net operating loss for the nine months ended September 28, 2002, decreases in accrued expenses and increases in accounts receivable and inventory partially offset by an increase in accounts payable. The maximum borrowing balance under the Company's revolving line of credit was $32,348 during the fiscal nine months ended September 28, 2002. The Company had availability of $124 at September 28, 2002.

     Working capital was a deficit of ($7,473) at September 28, 2002 compared to a deficit of ($6,940) at December 29, 2001. The change in working capital is primarily attributable to an increase of $4,882 in the revolving line of credit to fund the net loss, decreases in accrued expenses, increases in inventories and accounts receivable, term loan payments, financing costs and capital expenditures.

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

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Pursuant to and in accordance with its terms, the Loan and Security Agreement provides the Company with a term loan facility in the aggregate principal amount of $11,500 (the "Term Loan Facility") and a revolving credit facility, including a provision for the issuance of letters of credit (the "Revolving Credit Facility") generally in an amount not to exceed the lesser of
(a) $45,000 less the aggregate outstanding principal balance under the Term Loan Facility, or (b) a formula amount based upon the Company's available inventory and accounts receivable levels, minus certain discretionary reserves. The Term Loan Facility is payable, with respect to principal, in equal consecutive monthly installments of (i) $50 on the first day of September 2001 and on the first day of each month thereafter through December 2003, and (ii) $192 commencing on the first day of January 2004 and on the first day of each month thereafter.

     The Loan and Security Agreement has been amended from time to time since inception, each time providing the Company with the additional liquidity necessary to meet its business plans. Pursuant to an amendment executed in November 2002 (the "November Amendment"), the Company's secured lender has provided the Company with additional borrowing capacity of varying amounts through December 31, 2003 to meet borrowing levels required by the Company's forecasted monthly business plans through fiscal year 2003, to a maximum overadvance of $10,979. At September 28, 2002 under the Company's Revolving Credit Facility, the Company had borrowing capacity equal to an overadvance of $6,842. The Company had availability of $124 at September 28, 2002. The maximum borrowings under the Revolving Credit Facility were $32,348 during the fiscal nine months ended September 28, 2002.

     In connection with an amendment executed in March 2002, the Company agreed
(i) to pay CBCC 5% of net royalties earned by the Company on licensing agreements entered into after February 28, 2002, with payments not to exceed $500 in any fiscal year. Payments will continue until the earlier of (i) December 31, 2005, and (ii) such time as the Company has $3,000 in undrawn availability. Through September 28, 2002, CBCC has not earned any royalties.

     In connection with certain amendments, most recently the November Amendment, the Company agreed: (i) to pay CBCC a fee, currently equal to $85, on the first day of each month, and (ii) to issue 300,000 warrants to CBCC with a share price equal to the closing price of the Company's Common Stock on the date of issuance, on the first of each month. Under the terms of the agreement with CBCC, the accrual of said additional payment will terminate at such time as the Company's overadvance is equal to or less than $2,500.

Therefore, in accordance with this understanding, through September 28, 2002, the Company has incurred $1,200 in additional fees to CBCC and has issued 4,500,000 warrants to CBCC with share prices ranging from $0.05 to $0.185 per share. These fees are evidenced by a promissory note payable January 1, 2004, thereby relieving the Company of the requirement of cash payments to CBCC in respect of this obligation through December 2003.

     The Loan and Security Agreement contains certain affirmative and negative covenants, including maintenance of tangible net worth and a limitation on capital expenditures, respectively. The tangible net worth covenant is calculated by subtracting from total assets all intangible assets and total liabilities. In accordance with the November Amendment, the Company must maintain a tangible net worth of not less than a net deficit of ($27,574) as of December 28, 2002 and as of the end of each month thereafter. Also, it shall be an Event of Default if the Company fails to maintain average undrawn availability under the Loan and Security Agreement for any month of less than $0 after giving

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

effect to the Overadvance. At September 28, 2002 the Company's tangible net worth was a deficit of ($20,514). The maximum borrowings under the Revolving Credit Facility were $32,348 during the fiscal nine months ended September 28, 2002.

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

     The Company expects to finance its short term growth, working capital requirements, capital expenditures, and debt service requirements principally from the additional capital and liquidity provided by the cash generated from operations, existing credit lines, including the Overadvance as discussed previously and vendor arrangements. The Company's monthly business plans for the balance of 2002 and 2003 anticipate net revenue increases and margin improvements. No assurances can be given, however, regarding the Company's ability to meet its forecasted monthly business plans for the balance of 2002 and 2003. If such monthly plans are not achieved, and if not achieved, additional capital not raised, it would be necessary for the Company to seek to further amend the Loan and Security Agreement.

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

     The Company's business strategy is to capitalize on and enhance the consumer recognition of Brand Danskin(R) by continuing to develop new and innovative activewear, dancewear, legwear and lifestyle products that reflect a woman's active lifestyle, and to offer those products to the consumer in traditional and nontraditional channels of distribution.

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

     The Company has also successfully capitalized on the strength of the Danskin(R) brand by offering a new consumer a derivative line of Danskin(R) product - Freestyle(R), a Danskin Company. This aspirational line allows the Company to offer not only activewear for women and girls in a new channel to a new customer, but has also expanded the Danskin brand's acceptance to intimate apparel, footwear and active lifestyle products. The Company continues to explore other avenues of expansion for the Freestyle(R) brand and for other associations with Brand Danskin.

     The Company's Pennaco hosiery division has developed a diversified portfolio of products under proprietary, licensed and private label brands. These products include sheer and ultra sheer products, value oriented multipacks, plus size offerings, trouser socks and tights, in each instance, seeking to exploit any positive market positions of its proprietary and licensed brands.

     The Company's business strategy with respect to the Pennaco division is to continue to develop market right products and programs, exploiting its significant manufacturing expertise, and the diversity of its product offerings, to achieve strategic alliances with its key retail partners to enable it to maintain its industry position in a sheer hosiery market that continues to contract.

     The Company developed, and is implementing, an integrated Internet strategy. The strategy is predicated upon the strong recognition of Brand Danskin(R) and its lifestyle credibility among women in the dance and physical activity arenas. The Company believes that Brand Danskin(R)'s high recognition and credibility present a unique opportunity to create and implement an Internet site focused on both content and contextual commerce relevant to dance and physical activity.

     Phase I of Danskin.com was completed during the second quarter of fiscal year 2001, dramatically expanding the consumer's ability to connect with the Company, finding retail locations to purchase Danskin products, directly purchasing Danskin apparel, and Danskin plus-sized apparel which is particularly hard to find, and accessing information on the Danskin Women's Triathlon Series, the most popular and largest multisport series in the world exclusively for women, which recently concluded its 13th year in 2002.

                         DANSKIN, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Triathlon Series is a tremendous content opportunity in its own right with extensive media exposure, community involvement and participant's inspirational stories. Danskin sponsors "grass roots" programs in each of seven race cities (Seattle, Sacramento, Denver, Austin, Boston, Chicago, Orlando) that will be improved through interactive activities on Danskin.com. The "Mentor Mentee" program allows first time entrants to receive support and advice from past participants and is only possible in a meaningful way through internet communication. Team Survivor is Danskin's program to support breast cancer survivors with free specialized coaching and training to prepare for the race. For the first time in 2001, Danskin.com enabled participants to register online for a Danskin race. Danskin.com also enhances the sponsorship opportunities available to partners of the Danskin Women's Triathlon Series, including Dove, Ryka, Shape, and Dupont, linking our active women to their websites.

     Phase II of Danskin.com, launched during March 2002, initiated a unique business-to-business site for dance and specialty stores seeking Danskin products putting Danskin in direct contact with a significant number of its specialty retail accounts. The Company recently introduced a new In-Stock program to address the needs of its retail partners and the dance community. With this new program, Danskin guarantees availability of key products on a yearly basis, with two-week turnaround for shipment. The In-Stock program will enable Danskin to increase its offerings to retailers and consumers who require products that can be reordered for theatrical productions and team uniforms (a quick-growing market for young women). The combination of the In-Stock program and a business-to-business Internet site should significantly increase the Company's business opportunities by providing strong support to the independent representative sales force serving this channel of distribution.

     In addition to the foregoing, with the addition of licenses for fitness equipment and socks under the Danskin(R) Brand, the Company is aggressively seeking to increase its presence at retail by continuing to explore various licensing opportunities for Brand Danskin(R) ,including footwear, bags, headwear and sport watches. The Company also continues to pursue a strategy to increase its presence in international markets.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 7 in the Notes to Consolidated Financial Statements in Part I-Financial Information of this Quarterly Report on Form 10Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2001, in connection with an amendment to the Loan and Security Agreement, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at a price of $0.185 per share. This warrant has been accounted for as additional financing fees and additional paid in capital. The unamortized portion of such fees are being amortized over the remaining life of loan. The Company issued warrants to purchase 250,000 shares of the Company's Common Stock each month beginning May 1, 2001 through September 1, 2002 (cumulatively 4,250,000 shares) at prices ranging from $0.05 per share to $0.18 per share. These warrants have been accounted for as additional interest expense and as additional paid in capital. The Company relied upon
Section 4(2) of the Securities Act in issuing these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) EXHIBITS

          Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8K

          On July 24, 2002, the Company filed a Current Report on Form 8-K reporting, under Item 4 -- Changes in Registrant's Certifying Accountant, that the Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountants.

                         DANSKIN, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DANSKIN, INC.


November 12, 2002                        By: /s/ CAROL J. HOCHMAN
                                         ---------------------------------------
                                         Carol J. Hochman
                                         Chief Executive Officer


November 12, 2002                        By: /s/ JOHN A. SARTO
                                         ---------------------------------------
                                         John A. Sarto
                                         EVP, Chief Financial Officer

CERTIFICATIONS

I, Carol J. Hochman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Danskin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


By: /s/ CAROL J. HOCHMAN
---------------------------------
Carol J. Hochman
Chief Executive Officer

I, John A. Sarto, EVP, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Danskin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


By: /s/ JOHN A. SARTO
------------------------------------
John A. Sarto
EVP, Chief Financial Officer